Form 10QSB
period 2000-06-30
CACTUS NEW MEDIA I INC
filed 2000-08-15
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 2000
                                               -------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from ______________to ______________

                        Commission File Number: 0-30621
                                                -------

                            Cactus New Media I, Inc.
                -------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Delaware                                  65-0907798
---------------------------------          -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

             235 Lincoln Road, Suite 204, Miami Beach, Florida 33139
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  (305)672-9200
                             -----------------------
                           (Issuer's telephone number)

         ---------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 Common Stock as of August 10, 2000.

                                      INDEX


PART I.           FINANCIAL INFORMATION
-------           ---------------------
Item 1.           Condensed Financial Statements (unaudited)                           3-7

                  Balance Sheets                                                       3

                  Statements of Operations                                             4

                  Condensed Statements of Cash Flows                                   5

                  Notes to Condensed Financial Statements                              6

Item 2.           Management's Discussion and Analysis and Plan of Operations          8


PART II.          OTHER INFORMATION
--------          -----------------

Item 1.           Legal Proceedings                                                    10

Item 5.           Other Information                                                    10

Item 6.           Exhibits and Reports on Form 8-K                                     10


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30, 2000
ASSETS                                                                                  (Unaudited)            December 31, 1999
--------------------------------------------------------------------------------- ------------------------ ------------------------
CURRENT ASSETS
     Cash                                                                           $            3,512       $            7,536
     Advances to affiliates                                                                      4,675                        -
     Other current assets                                                                          107                      190
--------------------------------------------------------------------------------- ------------------------ ------------------------

TOTAL ASSETS                                                                        $            8,294       $            7,726
--------------------------------------------------------------------------------- ------------------------ ------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
--------------------------------------------------------------------------------- ------------------------ ------------------------

CURRENT LIABILITIES
     Accrued liabilities, $15,400 and $9,345 to
         related parties (note 2)                                                   $           18,620       $           11,665
--------------------------------------------------------------------------------- ------------------------ ------------------------

DEFICIENCY IN ASSETS
     Common stock,  $.0001 par value;  shares authorized,
          100,000,000;  issued and outstanding, 10,000,000                                       1,000                    1,000
     Additional paid-in capital                                                                 24,000                   24,000
     Note receivable - stockholders                                               (             17,100)    (             17,100)
     Deficit accumulated during the development stage                             (             18,226)    (             11,839)
--------------------------------------------------------------------------------- ------------------------ ------------------------
         Total deficiency in assets                                               (             10,326)    (              3,939)
--------------------------------------------------------------------------------- ------------------------ ------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                          $            8,294       $            7,726
--------------------------------------------------------------------------------- ------------------------ ------------------------

                             See accompanying notes.


CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           For the period from
                                                                                      Six Months          inception (March 29,
                                                          Three Months Ended             Ended                1999) through
                                                            June 30, 2000            June 30, 2000            June 30, 2000
----------------------------------------------------- ------------------------- ------------------------ ------------------------
REVENUES (NOTE 2)                                         $           4,400         $          7,200         $          9,000
----------------------------------------------------- ------------------------- ------------------------ ------------------------

EXPENSES
     Interest                                                           300                      600                    1,400
     Internet services                                                2,547                    5,393                    7,925
     Licenses and taxes                                                 159                      159                      379
     Management fee                                                   3,000                    6,000                   14,000
     Office                                                             234                      234                      241
     Professional fees                                                1,141                    1,141                    3,141
     Rent                                                                30                       60                      140
----------------------------------------------------- ------------------------- ------------------------ ------------------------
         Total expenses                                               7,411                   13,587                   27,226
----------------------------------------------------- ------------------------- ------------------------ ------------------------

NET LOSS                                                  $           3,011      (             6,387)        $         18,226
----------------------------------------------------- ------------------------- ------------------------ ------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    10,000,000               10,000,000               10,000,000
----------------------------------------------------- ------------------------- ------------------------ ------------------------

NET LOSS PER SHARE - BASIC AND DILUTED                                    -                        -                        -
----------------------------------------------------- ------------------------- ------------------------ ------------------------

                             See accompanying notes.


CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            For the period from
                                                                                       Six Months          inception (March 29,
                                                                                          Ended                1999) through
                                                                                      June 30, 2000            June 30, 2000
-------------------------------------------------------------------------------- ------------------------ ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    ( $           6,387)     ( $          18,226)
-------------------------------------------------------------------------------- ------------------------ ------------------------

     Adjustments to reconcile net loss to net cash used in operating activities:
              Changes in operating assets and liabilities:
              Advances to affiliates                                             (             4,675)     (             4,675)
              Other current assets                                                                83      (               107)
              Accrued liabilities                                                              6,955                   18,620
-------------------------------------------------------------------------------- ------------------------ ------------------------
              Total adjustments                                                                2,363                   13,838
-------------------------------------------------------------------------------- ------------------------ ------------------------
                  Net cash used in operating activities                          (             4,024)     (             4,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and capital   contributions                        -                    7,900
-------------------------------------------------------------------------------- ------------------------ ------------------------

NET INCREASE (DECREASE) IN CASH                                                  ( $           4,024)       $           3,512

CASH - BEGINNING                                                                               7,536                        -
-------------------------------------------------------------------------------- ------------------------ ------------------------

CASH - ENDING                                                                      $           3,512        $           3,512
-------------------------------------------------------------------------------- ------------------------ ------------------------

Supplemental Disclosures:
-------------------------------------------------------------------------------- ------------------------ ------------------------

     Interest paid                                                                 $               -        $               -
-------------------------------------------------------------------------------- ------------------------ ------------------------

     Income taxes paid                                                             $               -        $               -
-------------------------------------------------------------------------------- ------------------------ ------------------------

Supplemental Disclosures of Non-Cash Financing Activity:
-------------------------------------------------------------------------------- ------------------------ ------------------------

     Common stock issued in exchange for note receivable                           $               -        $          17,100
-------------------------------------------------------------------------------- ------------------------ ------------------------

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1.           BASIS OF PRESENTATION
--------------------------------------------------------------------------------

                  Basis of Presentation

                  The accompanying (unaudited) financial statements of Cactus New Media I, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

                  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

                  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                  The financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's Form 10-SB and should be read in conjunction with the audited financial statements and the notes thereto.

                  The Company had no activity from the period from inception (March 29, 1999) through June 30, 1999. Accordingly, comparative amounts for the three month and six month periods ending June 30, 1999 are not presented.

--------------------------------------------------------------------------------
NOTE 2.           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

                  The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $30, $60 and $140 for the three months ended June 30, 2000, the six months ended June 30, 2000 and for the period from inception (March 29, 1999) through June 30, 2000, respectively.

                  The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,000, $6,000 and $14,000 for the three months ended June 30, 2000, the six months ended June 30, 2000 and for the period from inception (March 29, 1999) through June 30, 2000, respectively.

--------------------------------------------------------------------------------
NOTE 2.           RELATED PARTY TRANSACTIONS (Continued)
--------------------------------------------------------------------------------

                  The Company earned revenues of $4,400, $7,200 and $9,000 related to transactions with various entities related by virtue of common ownership for the three months ended June 30, 2000, the six months ended June 30, 2000 and for the period from inception (March 29, 1999) through June 30, 2000, respectively. Also, the Company incurred expenses relating to website trafficking fees to other website companies, related by virtue of common ownership of $2,200, $5,000 and $7,325 for the three months ended June 30, 2000, the six months ended June 30, 2000 and for the period from inception (March 29, 1999) through June 30, 2000, respectively.

--------------------------------------------------------------------------------
NOTE 3.           NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

                  Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

--------------------------------------------------------------------------------
NOTE 4.           GOING CONCERN
--------------------------------------------------------------------------------

                  The Company has been in the development stage since its inception on March 29, 1999. At June 30, 2000 the Company has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity. The Company believes, however, it has sufficient funds to commence operations and it intends to fund future operations from operating cash flows and/or from a merger with another operating entity.

Item 2.           Management Discussion and Analysis

General

         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in forward looking statements.

         Comparisons of results of operations are impossible since the Company was incorporated during 1999.

Plan of Operations

         The Company is in its development stage. It has recognized limited revenues of $1,800 from inception through December 31, 1999 and $9,000 from inception through June 30, 2000. Management believes it will continue to operate at a loss for the next 12 months. The Company expects to have limited sales, if any, as the Company continues to develop its Internet and telecommunication business.

Liquidity and Capital Resources

         Since its inception the Company has experienced negative cash flows and has met its cash requirements by issuing, through a private placement, shares of its common stock. The Company generated additional funds through borrowings from a related party. Management anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy contemplated cash requirements for the next 12 months. After such time, the Company anticipates that it will need to raise additional funds through private or public offerings or additional borrowings.

         Management does not anticipate any significant purchase of equipment. The number and level of the Company's employees and consultants at year end December 31, 1999 and June 30, 2000, is adequate to maintain business.

Sales

         At December 31, 1999, the Company earned revenues of $1,800 related to transactions with various entities related by virtue of common ownership. In generating these revenues, the Company also incurred expenses of $2,325 relating to website trafficking fees to other website companies related by common ownership.

         From inception (March 29, 1999) through June 30, 2000, the Company earned revenues of $9,000 related to transactions with various entities related by virtue of common ownership. In generating these revenues, the Company also incurred expenses of $7,325 related to website trafficking fees to other website companies related by common ownership.

Expenses

         The Company incurred expenses for management fees, consulting and other costs of operations throughout the year ended December 31, 1999. These expenses totaled approximately $13,639. From inception (March 29, 1999) through June 30, 2000, the Company has incurred expenses totaling approximately $27,226. The Company's expenses will increase as its business develops.

Results of Operations

         As stated previously, from its inception to June 30, 2000 the Company was primarily involved in organization and development of business. Consequently, the Company suffered operating and cash flow losses. The Company's net loss for the year end December 31, 1999, was $11,839. The Company's net loss from inception through June 30, 2000, was $18,226. The Company expects similar losses for the next 12 months.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings

         None.

Item 5.           Other Information

Registration Statement on Form 10-SB

         On May 12, 2000, the Company filed a Form 10-SB registration statement with the Securities and Exchange Commission, which subsequently received a "no review" letter from the staff of the Securities and Exchange Commission.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                               Cactus New Media I, Inc.


                                               By:  /s/ RS Schmitt
                                                    --------------
                                                    RS Schmitt, Chairman and
                                                    President


DATED: August 13, 2000