Form 10QSB
period 2000-09-30
CACTUS NEW MEDIA I INC
filed 2000-11-20
CIK 1083944

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        SEPTEMBER 30, 2000
                                        --------------------------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from               to
                                      --------------   ------------------

                         Commission File Number: 0-30621
                                                 ---------

                            CACTUS NEW MEDIA I, INC.
     ----------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             DELAWARE                                 65-0907798
-------------------------------           -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

             235 LINCOLN ROAD, SUITE 204, MIAMI BEACH, FLORIDA 33139
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (305)672-9200
                         -------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
                 (Former Name, former address and former fiscal
                      year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 Common Stock as of November 17, 2000.

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements (unaudited)

                  Balance Sheets

                  Statements of Operations

                  Statements of Cash Flows

                  Notes to Condensed Financial Statements

Item 2.           Management's Discussion and Analysis and Plan of Operations


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)

ONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                                ------------------    -----------------
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS
     Cash                                                                           $  5,673             $  7,536
     Other current assets                                                                 51                  190
                                                                                    --------             --------

TOTAL ASSETS                                                                        $  5,724             $  7,726
                                                                                    ========             ========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accrued liabilities, $1,340 and $9,345 to
         related parties (Note 2)                                                   $ 11,039             $ 11,665
                                                                                    --------             --------

DEFICIENCY IN ASSETS
     Common stock,  $.0001 par value;  shares authorized, 100,000,000;
         issued and outstanding, 10,000,000                                            1,000                1,000
     Additional paid-in capital                                                       24,000               24,000
     Note receivable - stockholders                                                       --              (17,100)
     Deficit accumulated during the development stage                                (30,315)             (11,839)
                                                                                    --------             --------
         Total deficiency in assets                                                   (5,315)              (3,939)
                                                                                    --------             --------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                          $  5,724             $  7,726
                                                                                    ========             ========


                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                            FOR THE PERIOD FROM
                                                                                                           INCEPTION (MARCH 29,
                                                          THREE MONTHS ENDED        NINE MONTHS ENDED          1999) THROUGH
                                                          SEPTEMBER 30, 2000       SEPTEMBER 30, 2000       SEPTEMBER 30, 2000
                                                          ------------------       ------------------       ------------------

REVENUES (NOTE 2)                                        $      7,310             $     14,510             $     16,310
                                                         ------------             ------------             ------------

EXPENSES

     Interest                                                     300                      900                    1,700
     Internet services                                          7,846                   13,239                   15,771
     Licenses and taxes                                           200                      359                      579
     Management fee                                             3,000                    9,000                   17,000
     Office                                                       324                      558                      565
     Professional fees                                          7,699                    8,840                   10,840
     Rent                                                          30                       90                      170
                                                         ------------             ------------             ------------
         Total expenses                                  $     19,399             $     32,986             $     46,625
                                                         ------------             ------------             ------------
NET LOSS                                                 $    (12,089)            $    (18,476)            $    (30,315)
                                                         ============             ============             ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              10,000,000               10,000,000               10,000,000
                                                         ============             ============             ============
NET LOSS PER SHARE - BASIC AND DILUTED                             --                       --                       --
                                                         ============             ============             ============


CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                            FOR THE PERIOD FROM
                                                                                                           INCEPTION (MARCH 29,
                                                                                   NINE MONTHS ENDED           1999) THROUGH
                                                                                   SEPTEMBER 30, 2000       SEPTEMBER 30, 2000
                                                                                   ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $(18,476)           $(30,315)
                                                                                           --------            --------
     Adjustments to reconcile net loss to net cash used in operating activities:

              Changes in operating assets and liabilities:

              Other current assets                                                              139                 (51)
              Accrued liabilities                                                              (626)             11,039
                                                                                           --------            --------
              Total adjustments                                                                (487)             10,988
                                                                                           --------            --------
                  Net cash used in operating activities                                     (18,963)            (19,327)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from the issuance of common stock and capital contributions                    17,100              25,000
                                                                                           --------            --------

NET INCREASE (DECREASE) IN CASH                                                              (1,863)              5,673

CASH - BEGINNING                                                                              7,536                  --
                                                                                           --------            --------
CASH - ENDING                                                                              $  5,673            $  5,673
                                                                                           ========            ========

Supplemental Disclosures:

     Interest paid                                                                         $     --            $     --
                                                                                           ========            ========
     Income taxes paid                                                                     $     --            $     --
                                                                                           ========            ========


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

                  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

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

                  The Company had virtually no activity from the period from inception (March 29, 1999) through September 30, 1999. Accordingly, comparative amounts for the three month and nine month periods ending September 30, 1999 are not presented.

NOTE 2.           RELATED PARTY TRANSACTIONS

                  The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $30, $90 and $170 for the three months ended September 30, 2000, the nine months ended September 30, 2000 and for the period from inception (March 29, 1999) through September 30, 2000, respectively.

                  The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,000, $9,000 and $17,000 for the three months ended September 30, 2000, the nine months ended September 30, 2000 and for the period from inception (March 29, 1999) through September 30, 2000, respectively.

NOTE 2.           RELATED PARTY TRANSACTIONS (CONTINUED)

                  The Company earned revenues of $7,310, $14,510 and $16,310 related to transactions with various entities related by virtue of common ownership for the three months ended September 30, 2000, the nine months ended September 30, 2000 and for the period from inception (March 29, 1999) through September 30, 2000, respectively. Also, the Company incurred expenses relating to website trafficking fees to other website companies, related by virtue of common ownership of $7,800, $12,800 and $15,125 for the three months ended September 30, 2000, the nine months ended September 30, 2000 and for the period from inception (March 29, 1999) through September 30, 2000, respectively.

NOTE 3.           NET LOSS PER COMMON SHARE

                  Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

NOTE 4.           GOING CONCERN

                  The Company has been in the development stage since its inception on March 29, 1999. At September 30, 2000 the Company has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity. The Company believes, however, it has sufficient funds to commence operations and it intends to fund future operations from operating cash flows and/or from a merger with another operating entity.

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

PLAN OF OPERATIONS

         The Company is in its development stage. It has recognized limited revenues of $1,800 from inception through December 31, 1999 and $16,310 from inception through September 30, 2000. Management believes it will continue to operate at a loss for the next 12 months. The Company expects to have limited sales, if any, as the Company continues to develop its Internet and telecommunication business.

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

         Management does not anticipate any significant purchase of equipment. The number and level of the Company's employees and consultants at year end December 31, 1999 and September 30, 2000, is adequate to maintain business.

SALES

         From the period from inception through December 31, 1999, the Company earned revenues of $1,800 related to transactions with various entities related by virtue of common ownership. In generating these revenues, the Company also incurred expenses of $2,325 relating to website trafficking fees to other website companies related by common ownership.

         From inception through September 30, 2000, the Company earned revenues of $16,310 related to transactions with various entities related by virtue of common ownership. In generating these revenues, the Company also incurred expenses of $15,125 related to website trafficking fees to other website companies related by common ownership.

EXPENSES

         The Company incurred expenses for management fees, consulting and other costs of operations from inception through December 31, 1999. These expenses totaled approximately $13,639. From inception through September 30, 2000, the Company has incurred expenses totaling approximately $46,625. The Company's expenses will increase as its business develops.

RESULTS OF OPERATIONS

         As stated previously, from its inception to September 30, 2000 the Company was primarily involved in organization and development of business. Consequently, the Company suffered operating and cash flow losses. The Company's net loss for the period from inception through December 31, 1999, was $11,839. The Company's net loss from inception through September 30, 2000, was $30,315. The Company expects similar losses for the next 12 months.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 5.           OTHER INFORMATION

         None.

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

                                           Cactus New Media I, Inc.


                                           By:  /s/ RS SCHMITT
                                              ---------------------------------
                                                RS Schmitt, Chairman and
                                                President

DATED: November 17, 2000