Form 10KSB
period 2000-12-31
CACTUS NEW MEDIA I INC
filed 2001-04-16
CIK 1083944

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-30621

                            CACTUS NEW MEDIA I, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

               Delaware                                     65-0907798
   -------------------------------                      -------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

                   437 41st Street, Miami Beach, Florida 33140
                   -------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (305) 672-9200
                           ---------------------------
                           (Issuer's Telephone Number)

                       Securities registered under Section
                                12(b) of the Act:

          Title of Each Class Name of Each Exchange On Which Registered
          -------------------------------------------------------------
                                      None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                         Common Stock, Par Value $.0001
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues (net loss) for its most recent fiscal year. $(31,995).

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $105.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 14, 2001: 10,050,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes [ ]    No [X]

                               Table of Contents

PART I

Item 1.       Description of Business                                          1

Item 2.       Description of Property                                          2

Item 3.       Legal Proceedings                                                2

Item 4.       Submission of Matters to a Vote of Security Holders              2

PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters                                      3

Item 6.       Management's Discussion and Analysis                             4

Item 7.       Financial Statements                                             5

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure                           5

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act                                              6

Item 10.      Executive Compensation                                           6

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management                                            7

Item 12.      Certain Relationships and Related Transactions                   8

Item 13.      Exhibits, Lists and Reports on Form 8-K                          8

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Our company, Cactus New Media I, Inc., is Delaware corporation. We are a development stage company that was incorporated on March 29, 1999 for the purpose of engaging in the business of Internet entertainment services and telecommunications. Since our inception, we have established and created our own web site, grown from three to more than 27 web address links and acquired banners from America Online and others. Our Internet Web site is www.cactusnewmedia.com.

         Currently, we are in the process of establishing telecommunications long distance services through our banners (global 40 minute phonecard). We also offer Dialpad, a telephony service which allows users to talk free over the Internet. In addition we are offering a credit card and check payment facility over the Internet. This is a billing service wherein a user will use our affiliate services to receive payment. Our new program has already produced one customer, iInsuranceclaim.com, which is engaged in payment and settlement of insurance claims.

         Other activities which are either in the development stage or have been recently offered include Internet entertainment services, as well as information services in such areas as government information, consumer statistics, health information and software. Our web site currently offers a daily horoscope and other information and entertainment services. With a view towards consumers upgrading their computers (which may take a fair amount of time), we may seek to become involved in live video conferencing and on demand video.

COMPETITION

         Markets for Internet services are characterized by intense competition and rapid change. The areas of telecommunications and Internet services are extremely competitive. Competition will continue to increase in the future. Our competitors may be able to offer customers more competitive pricing or to adapt more quickly to new technologies and evolving customer requirements.

EMPLOYEES

         We have no employees. We utilize the services of consultants and other outside sources. If we expand our operations, we will require additional employees, consultants and outside services.

ITEM 2. DESCRIPTION OF OUR PROPERTY

         We have entered into a one year lease in 2000 with 305-672-9200 Management, Inc. for its executive offices. These executive offices are located at 437 41st Street, Miami Beach, Florida 33140. This lease is at a rate of $120.00 per year, payable annually, and is automatically renewable for an additional one year term. R. S. Schmitt, our sole director and officer, serves as president of 305-672-9200 Management.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We have not submitted any matters to a vote of our security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

         Our common stock was approved for quotation on the Over the Counter Bulletinboard on February 5, 2000. Our trading symbol is CUWD. Prior to the approval there was no public trading market for our securities. Currently, there is no bid or ask price for our common stock.

         We have approximately 28 holders of record of our common stock.

         We have not declared any dividends on our common stock since our inception. We do not anticipate declaring any dividends in the foreseeable future. If we decide to pay dividends, our ability to pay dividends would be restricted by our financial ability to pay dividends and Delaware law.

OTHER MATTERS

         On March 29, 1999 we issued 9,000,000 shares of our common stock to R.
S. Schmitt, our founder. These shares were valued at a nominal amount. We issued these shares relying upon the exemption from registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

         Between April 1, 1999 and April 4, 1999, we completed a private offering of an aggregate of 1,000,000 shares of our common stock to 25 investors, all of whom were accredited, pursuant to the exemption from registration provided by Rule 504 of Regulation D under the Securities Act at an offering price of $.025 per share. Solicitations were made by R S Schmitt, our director and officer. These investors received a disclosure document and financial information concerning our company before they were sold securities.

         In December 2000, we issued an aggregate of 50,000 shares of our common stock to Atlas Pearlman, P.A. and Chris Nelson, Esq. These shares were issued for legal services performed. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act.

         In January 2001 (subsequent to the period covered by this report) we issued options to purchase 75,000 shares of our common stock to Program Trading Corp. These shares are exercisable at $.01 per share and are subject to a cashless exercise provision. The shares were issued to Program Trading Corp. in connection with a consulting agreement we entered into with Program Trading Corp. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act.

         Of the 10,500,000 shares of our common stock outstanding as of December 31, 2000, 9,734,000 shares of our common stock are restricted securities as the term is defined under the Securities Act and must be held indefinitely unless subsequently registered under the Securities Act of 1933 or an exemption becomes available. Of our restricted securities, 9,000,000 of these shares are held by our affiliate. An exemption which may become available in the future is Rule 144 adopted under the Securities Act. The remaining 316,000 outstanding shares of our common stock were issued in accordance with and pursuant to Rule 504 under Regulation D of the Securities Act and are not subject to restrictions on resale under federal law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

         We also note that comparisons of our results of operations are misleading since we were incorporated during 1999 and continue to be a developmental stage company.

PLAN OF OPERATIONS

         Our company is in its development stage. We have recognized limited revenues from inception through December 31, 2000. We believe we will continue to operate at a loss for the next 12 months. We expect to have limited sales, if any, as we continue to develop our business.

SALES

         We earned revenues of $18,120 related to transactions with various entities related by virtue of common ownership for the year ended December 31, 2000, as compared to $1,800 for the year ended December 31, 1999. In generating these revenues, we also incurred expenses of $16,849 and $2,532 relating to Web site trafficking fees to other Web site companies for the year ended December 31, 2000 and December 31, 1999, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

         We incurred expenses for management fees, consulting and other costs of operations for the year ended December 31, 2000 of $12,000. Our expenses will increase as our business develops.

RESULTS OF OPERATIONS

         From our inception to December 31, 1999 we had expenses of $13,639 as compared to expenses of $50,115 for the year ended December 31, 2000. Since inception we have primarily been involved in our organization and development of our business. Consequently, we suffered operating and cash flow losses. Our net loss for the year end December 31, 1999 was $11,839. Our net loss for the year ended December 31, 2000 was $31,995. Our net loss since inception is $43,834. We expect similar losses for the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception we have experienced negative cash flows and have met our cash requirements by issuing, through a private placement, our common stock. We generated additional funds through borrowings from a related party. We anticipate that funds received from these sources and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. After such time, we anticipate that we will need to raise additional funds through private or public offerings or additional borrowings.

         We do not anticipate any significant purchase of equipment unless we expand our business. The number and level of our employees and consultants at year end December 31, 2000 is adequate to maintain our business.

ITEM 7. FINANCIAL STATEMENTS

         The financial information required by Item 7 is included on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not changed accountants since our formation and there are no disagreements with the findings of our accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning each of the our directors and executive officers:

         Name               Age         Position
         ----               ---         --------

         R. S. Schmitt      36          Director, President, Secretary and
                                        Treasurer

         R. S. Schmitt - Mr. Schmitt has been our director since our formation in March 1999, and was elected to be our president, secretary, and treasurer in mid 1999. Mr Schmitt has extensive experience in the Internet and communications industry. Mr. Schmitt is also a director of the following companies: Computer Consultants & Associates, a Web site development and management company; 305-672-9200 Management, a business management and consulting firm; Mel Schmitt Realty, which handles commercial and residential sales; and Private Client Services, a consulting company and a mortgage brokerage business, which handles both commercial and residential financing. Mr. Schmitt was also the managing partner of the web site Miami-Exotics. Mr. Schmitt holds a bachelor degree in speech communication and business administration.

         To date, we have not established a compensation or audit committee.

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of these reports they file.

         To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required,
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

ITEM 10. EXECUTIVE COMPENSATION

         We have agreed to pay R. S. Schmitt $12,000 per year. We have entered into a written management/consulting agreement with Mr. Schmitt which commenced May 1, 1999.

         Future non-employee directors may receive reimbursement for out-of-pocket expenses incurred while attending board meetings and it is intended that they will receive certain non-qualified stock option grants in the future. R. S. Schmitt, currently our sole director and officer, may also receive extra compensation for his service on our board of directors in the form of non-qualified stock options. To date, we have not approved any options.

         The following table sets forth all compensation awarded or to be paid to our president and executive officer during the past two fiscal years:

Name and Position             Year          Salary          Other Compensation
-----------------             ----          -------         ------------------

R. S. Schmitt, President      2000          $12,000                 None
                              1999          $ 8,000                 None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table includes certain information as of the date of this report regarding the beneficial ownership of our common stock by:

         (1) each stockholder known by us to be the beneficial owner of more than 5% of our common stock,

         (2) by each of our directors and executive officers, and

         (3) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to the common stock beneficially owned.

         The information below includes shares of common stock underlying our outstanding warrants.

                                          Number of               Percentage of
Name and Address                        Shares Owned              Shares Owned
----------------                        ------------              -------------

R. S. Schmitt                             9,000,000                     90%
437 41st Street
Miami Beach, Florida 33140

All directors & officers                  9,000,000                     90%
as a group (1 person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have entered into a lease agreement with 305-672-9200 Management, Inc. for our executive office space. The annual lease amount is $120.00. R. S. Schmitt, our sole officer and director serves as president of 305-672-9200 Management, Inc.

         The majority of our revenues and expenses are related to transactions with various entities which are majority controlled and owned by R. S. Schmitt.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         Exhibit Index:

         Articles of Incorporation*
         By-laws*
         Specimen Common Stock Certificate *
         Subscription Agreement*

         *incorporated by reference to Form 10-SB

         We have not filed any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cactus New Media I, Inc.


Date: April 16, 2001                      /s/ R. S. Schmitt
                                          --------------------------------------
                                          R. S. Schmitt, President and Director

                                                        CACTUS NEW MEDIA I, INC.

                                                   (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------
                                                            FINANCIAL STATEMENTS

                                  FOR THE PERIOD FROM INCEPTION (MARCH 29, 1999)

                                                       THROUGH DECEMBER 31, 2000

C O N T E N T S
------------------------------------------------------------------------------
                                                                          Page
                                                                          ----

INDEPENDENT AUDITORS' REPORT                                                1

FINANCIAL STATEMENTS

         Balance Sheet                                                      2

         Statements of Operations                                           3

         Statements of Deficiency in Assets                                 4

         Statements of Cash Flows                                           5

         Notes to Financial Statements                                    6 - 8

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders
Cactus New Media I, Inc.
Miami, Florida


We have audited the accompanying balance sheet of Cactus New Media I, Inc. (a Development Stage Company) as of December 31, 2000, and the related statements of operations, deficiency in assets and cash flows for the year then ended, the period from inception (March 29, 1999) through December 31, 1999 and for the period from inception (March 29, 1999) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cactus New Media I, Inc. as of December 31, 2000, and the results of its operations, and its cash flows for the year then ended, the period from inception (March 29, 1999) through December 31, 1999 and for the period from inception (March 29, 1999) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has sustained losses since inception and has minimal working capital as of December 31, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the foregoing uncertainties.

                                                  KAUFMAN, ROSSIN & CO.

Miami, Florida
March 27, 2001

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                            December 31, 2000
                                                                            -----------------
ASSETS

CURRENT ASSETS
     Cash                                                                        $  4,905
     Other current assets                                                              29
                                                                                 --------

TOTAL ASSETS                                                                     $  4,934
                                                                                 ========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accrued liabilities, $4,670 to related parties (Note 2)                     $ 21,268

DEFICIENCY IN ASSETS
     Common stock, $.0001 par value;  shares authorized, 100,000,000;
         issued and outstanding, 10,050,000                                         1,005
     Additional paid-in capital                                                    26,495
     Deficit accumulated during the development stage                             (43,834)
                                                                                 --------
         Total deficiency in assets                                               (16,334)
                                                                                 --------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                       $  4,934
                                                                                 ========




                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                                       For the period from
                                                                                                       inception (March 29,
                                                          Year Ended              Period Ended            1999) through
                                                       December 31, 2000        December 31, 1999       December 31, 2000
                                                       -----------------        -----------------      --------------------
REVENUES (NOTE 2)                                        $     18,120             $      1,800             $     19,920
                                                         ------------             ------------             ------------
EXPENSES
     Contract labor                                               743                       --                      743
     Interest                                                   1,200                      800                    2,000
     Internet services                                         16,849                    2,532                   19,381
     Licenses and taxes                                           459                      220                      679
     Management fee                                            12,000                    8,000                   20,000
     Office                                                       605                        7                      612
     Professional fees                                         18,139                    2,000                   20,139
     Rent                                                         120                       80                      200
                                                         ------------             ------------             ------------
         Total expenses                                        50,115                   13,639                   63,754
                                                         ------------             ------------             ------------
NET LOSS                                                 $    (31,995)            $    (11,839)            $    (43,834)
                                                         ============             ============             ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              10,002,192                9,985,455                9,995,008
                                                         ============             ============             ============
NET LOSS PER SHARE - BASIC AND DILUTED                             --                       --                       --
                                                         ============             ============             ============






                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF DEFICIENCY IN ASSETS
PERIODS FROM INCEPTION (MARCH 29, 1999) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                  Common Stock,
                                                   $.0001 par                                          Deficit
                                               value; 100,000,000                                    Accumulated
                                               shares authorized        Additional       Note         During the
                                             ----------------------      Paid-in      Receivable-    Development
Transaction                        Date        Shares     Par Value      Capital      Stockholder       Stage          Total
-----------                      -------     ---------   -----------    ----------    -----------    -----------    -----------
Issuance of founder's shares     3/31/99     9,000,000   $       900   $      (900)   $        --    $        --    $        --

Sales of stock for cash
  ($.025 per share)              4/4/99        316,000            32         7,868             --             --          7,900

Issuance of stock for note
  receivable ($.025 per share)   4/4/99        684,000            68        17,032        (17,100)            --             --

Net loss from inception
 (March 29, 1999) to
 December 31, 1999                                  --            --            --             --        (11,839)       (11,839)
                                 -------    ----------   -----------   -----------    -----------    -----------    -----------

Balance - December 31, 1999                 10,000,000         1,000        24,000        (17,100)       (11,839)        (3,939)

Collection of note receivable    8/15/00            --            --            --         17,100             --         17,100

Issuance of stock for legal
  services ($.05 per share)      12/00          50,000             5         2,495             --             --          2,500

Net loss for the year ended
  December 31, 2000                                 --            --            --             --        (31,995)       (31,995)
                                 -------    ----------   -----------   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 2000                 10,050,000   $     1,005   $    26,495    $        --    $   (43,834)   $   (16,334)
                                 =======    ==========   ===========   ===========    ===========    ===========    ===========



                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                                            For the period
                                                                                                            from inception
                                                                                                            (March 29, 1999)
                                                                     Year Ended          Period Ended           through
                                                                     December 31,        December 31,         December 31,
                                                                        2000                 1999                 2000
                                                                     ------------        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $(31,995)            $(11,839)            $(43,834)
                                                                       --------             --------             --------
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Common stock issued for legal services                           2,500                   --                2,500
         Changes in operating assets and liabilities:
              Other current assets                                          161                 (190)                 (29)
              Accrued liabilities                                         9,603               11,665               21,268
                                                                       --------             --------             --------
              Total adjustments                                          12,264               11,475               23,739
                                                                       --------             --------             --------
                  Net cash used in operating activities                 (19,731)                (364)             (20,095)
                                                                       --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and capital
         contributions                                                       --                7,900                7,900
     Collection of stock subscription receivable                         17,100                   --               17,100
                                                                       --------             --------             --------
                  Net cash used in operating activities                  17,100                7,900
                                                                       --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                          (2,631)               7,536                4,905

CASH - BEGINNING                                                          7,536                   --                   --
                                                                       --------             --------             --------
CASH - ENDING                                                          $  4,905             $  7,536             $  4,905
                                                                       ========             ========             ========

Supplemental Disclosures:
     Interest paid                                                     $    600             $     --             $    600
                                                                       ========             ========             ========
     Income taxes paid                                                 $     --             $     --             $     --
                                                                       ========             ========             ========

Supplemental Disclosures of Non-Cash Financing Activity:
     Common stock issued in exchange for note receivable               $     --             $ 17,100             $     --
                                                                       ========             ========             ========





                            See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  ORGANIZATION AND BUSINESS ACTIVITY

                  Cactus New Media I, Inc. (the Company) was incorporated in March 1999, under the laws of the State of Delaware. The Company's business activities to date have primarily consisted of the formation of a business plan for internet link exchanges in conjunction with internet banner advertising.

                  The Company intends to become an operating company active in internet entertainment services through the registration of internet domains with InterNIC. In addition, the Company may also engage in the development of proprietary software and services designed to support and facilitate its internet services.

                  The Company is a United States public company and has registered certain shares of its common stock, although no shares have been traded. The Company intends to be available as a public shell to be acquired or to merge with another entity.

                  The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company.

                  USE OF ESTIMATES

                  The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

                  PREFERRED STOCK

                  The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2000 no preferred stock shares were issued and outstanding.

                  INCOME TAXES

                  The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  NET LOSS PER SHARE

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.

NOTE 2.           RELATED PARTY TRANSACTIONS

                  The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $120, $80 and $200 for the year ended December 31, 2000, the period from inception (March 29, 1999) through December 31, 1999 and for the period from inception (March 29, 1999) through December 30, 2000, respectively.

                  The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $12,000, $8,000 and $20,000 for the year ended December 31, 2000, the period from inception (March 29, 1999) through December 31, 1999 and for the period from inception (March 29, 1999) through December 30, 2000, respectively.

                  The Company earned revenues of $14,510, $1,800 and $16,310 and incurred expenses of $12,800, $2,325 and $15,125 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the year ended December 31, 2000, the period from inception (March 29, 1999) through December 31, 1999 and for the period from inception (March 29, 1999) through December 30, 2000, respectively.

                  The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At December 31, 2000 approximate aggregate guaranteed amounts were $9,000.

NOTE 3.           INCOME TAXES

                  At December 31, 2000 the Company had a deferred tax asset of approximately $17,000, resulting from net operating losses of approximately $44,000. The deferred tax asset is offset entirely by a valuation allowance. The net operating loss will expire through 2020.

                  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets.

                  The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance.

NOTE 4.           GOING CONCERN

                  As discussed in Note 1, the Company has been in the development stage since its inception on March 29, 1999. The Company has incurred operating losses since its inception and at December 31, 2000, has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity. The Company believes, however, it has sufficient funds to commence operations and it intends to fund future operations from operating cash flows and/or from a merger with another operating entity.