Form 10QSB
period 2001-03-31
CACTUS NEW MEDIA I INC
filed 2001-05-21
CIK 1083944

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        MARCH 31, 2001
                                        ------------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                        Commission File Number: 0-30621

                            CACTUS NEW MEDIA I, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

          DELAWARE                                     65-0907798
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   437 41ST STREET, MIAMI BEACH, FLORIDA 33140
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (305)672-9200
                           (Issuer's telephone number)

         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,050,000 Common Stock as of May 16, 2001.

                                      INDEX

                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)

         Balance Sheets                                                  1

         Statements of Operations                                        2

         Statements of Cash Flows                                        3

         Notes to Condensed Financial Statements                         4

Item 2.  Management's Discussion and Analysis and Plan of Operations     6


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               8

Item 5.  Other Information                                               8

Item 6.  Exhibits and Reports on Form 8-K                                8

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            CACTUS NEW MEDIA I, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                                  March 31, 2001
                                                                   (Unaudited)         December 31, 2000
                                                                  --------------       -----------------
ASSETS

CURRENT ASSETS
     Cash                                                            $  1,183             $  4,905
     Other current assets                                                  71                   29
                                                                     --------             --------
TOTAL ASSETS                                                         $  1,254             $  4,934
                                                                     ========             ========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accrued liabilities, $7,920 and $4,670 to related
         parties (Note 2)                                            $ 28,476             $ 21,268
                                                                     --------             --------
DEFICIENCY IN ASSETS
     Common stock,  $.0001 par value;  shares authorized,
         100,000,000; issued and outstanding, 10,050,000                1,005                1,005
     Additional paid-in capital                                        27,495               26,495
     Deficit accumulated during the development stage                 (55,722)             (43,834)
                                                                     --------             --------
         Total deficiency in assets                                   (27,222)             (16,334)
                                                                     --------             --------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                           $  1,254             $  4,934
                                                                     ========             ========



                            See accompanying notes.

                            CACTUS NEW MEDIA I, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                 For the period from
                                                       Three Months          Three Months        inception (March 29,
                                                           Ended                 Ended              1999) through
                                                      March 31, 2001         March 31, 2000         March 31, 2001
                                                      --------------         --------------      --------------------
REVENUES (NOTE 2)                                      $      3,690           $      2,800           $     23,610
                                                       ------------           ------------           ------------
EXPENSES
     Consulting fees                                          1,100                     --                  1,100
     Contract labor                                             275                     --                  1,018
     Interest                                                   300                    300                  2,300
     Internet services                                        3,699                  2,846                 23,080
     Licenses and taxes                                          --                     --                    679
     Management fee (Note 2)                                  3,000                  3,000                 23,000
     Office                                                     133                     --                    745
     Professional fees                                        7,041                     --                 27,180
     Rent (Note 2)                                               30                     30                    230
                                                       ------------           ------------           ------------
         Total expenses                                      15,578                  6,176                 79,332
                                                       ------------           ------------           ------------
NET LOSS                                               $    (11,888)          $     (3,376)          $    (55,722)
                                                       ============           ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            10,050,000             10,000,000             10,001,778
                                                       ============           ============           ============
NET LOSS PER SHARE - BASIC AND DILUTED                 $         --           $         --            $     (0.01)
                                                       ============           ============           ============



                            See accompanying notes.

                            CACTUS NEW MEDIA I, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                                           For the period from
                                                                    Three Months         Three Months      inception (March 29,
                                                                        Ended                Ended             1999) through
                                                                    March 31, 2001       March 31, 2000       March 31, 2001
                                                                    --------------      --------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $(11,888)            $ (3,376)            $(55,722)
                                                                       --------             --------             --------
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Common stock and warrants issued for services                    1,000                   --                3,500
         Changes in operating assets and liabilities:
              Other current assets                                          (42)                   6                  (71)
              Accrued liabilities                                         7,208                3,180               28,476
                                                                       --------             --------             --------
              Total adjustments                                           8,166                3,186               31,905
                                                                       --------             --------             --------
                  Net cash used in operating activities                  (3,722)                (190)             (23,817)
                                                                       --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and capital
         contributions                                                       --                   --                7,900
     Collection of stock subscription receivable                             --                   --               17,100
                                                                       --------             --------             --------
                  Net cash provided by financing activities                  --                   --               25,000
                                                                       --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                          (3,722)                (190)               1,183

CASH - BEGINNING                                                          4,905                7,536                   --
                                                                       --------             --------             --------
CASH - ENDING                                                          $  1,183             $  7,346             $  1,183
                                                                       ========             ========             ========

Supplemental Disclosures:
     Interest paid                                                     $     --             $     --             $     --
                                                                       ========             ========             ========
     Income taxes paid                                                 $     --             $     --             $     --
                                                                       ========             ========             ========



                            See accompanying notes.

                            CACTUS NEW MEDIA I, INC.
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying (unaudited) financial statements of Cactus New Media I, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The financial data at December 31, 2000 is derived from audited financial statements which are included in the Company's Form 10-SB and should be read in conjunction with the audited financial statements and the notes thereto.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $30, $30 and $230 for the three months ended March 31, 2001, the three months ended March 31, 2000 and for the period from inception (March 29, 1999) through March 31, 2001, respectively.

The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,000, $3,000 and $23,000 for the three months ended March 31, 2001, the three months ended March 31, 2000 and for the period from inception (March 29, 1999) through March 31, 2001, respectively.

The Company earned revenues of $2,800 and $16,310 related to transactions with various entities related by virtue of common ownership for the three months ended March 31, 2000 and for the period from inception (March 29, 1999) through March 31, 2001, respectively. Also, the Company incurred expenses relating to website trafficking fees to other website companies, related by virtue of common ownership of $2,800 and $15,125 for the three months ended March 31, 2000 and for the period from inception (March 29, 1999) through March 31, 2001, respectively.

The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At March 31, 2001 approximate aggregate guaranteed amounts were $12,000.

NOTE 3. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

NOTE 4. CORPORATE RELATIONSHIP AGREEMENT

In January 2001, the Company entered into a one-year corporate relationship agreement (agreement) with an unrelated entity (consultant) whereby the consultant, on a non-exclusive basis, will serve as a corporate relation consultant in potential financing and business combinations involving the Company. The agreement provides for, among other things, the consultant to receive a 5 year warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $0.01 per share. In addition, the consultant will receive a finder's fee, as defined, in the event the Company obtains financing from a party introduced to the Company by the consultant.

NOTE 5. GOING CONCERN

The Company has been in the development stage since its inception on March 29, 1999. At March 31, 2001 the Company has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity. The Company believes, however, it has sufficient funds to commence operations and it intends to fund future operations from operating cash flows and/or from a merger with another operating entity.

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

PLAN OF OPERATIONS

         The Company expects to have limited sales, if any, as the Company continues to develop its Internet and telecommunication business. Management believes it will continue to operate at a loss for the next 12 months.

SALES

         The Company has recognized limited revenues of $19,920 from inception through December 31, 2000 and $23,610 from inception through March 31, 2001. Revenues for the three month period ended March 31, 2001 were $3,690 as compared to $2,800 for the three month period ended March 31, 2000.

         Revenues are related to transactions with various entities related by virtue of common ownership. In generating these revenues, the Company also incurred expenses of -0- and $2,800 for the period ended March 31, 2001 and March 31, 2000, respectively, related to website trafficking fees to other website companies related by common ownership.

         From the period from inception through March 31, 2001, the Company earned revenues of $16,310 related to transactions with various entities related by virtue of common ownership. In generating these revenues, the Company also incurred expenses of $15,125 relating to website trafficking fees to other website companies related by common ownership.

EXPENSES

         The Company has incurred expenses for management fees, consulting and other costs of operations from inception through March 31, 2001 totaling approximately $79,332.

Expenses for the three month period ended March 31, 2001, were $15,578 as compared to $6,176 for the three month period ended March 31, 2000. The Company's expenses will increase as its business develops. The majority of the increase in expenses is due to increased administrative activity.

RESULTS OF OPERATIONS

         As stated previously, from its inception to March 31, 2001 the Company was primarily involved in organization and development of business. Consequently, the Company suffered operating and cash flow losses. The Company's net loss for the period from inception through December 31, 2000, was $43,834. The Company's net loss from inception through March 31, 2001, was $55,722. The Company expects similar losses for the next 12 months.

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

         Management does not anticipate any significant purchase of equipment. The number and level of the Company's employees and consultants at March 31, 2001, is adequate to maintain business.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits required by Item 601 of Regulation S-B

                 The following exhibits are filed as part of this report:

                 Exhibits:

                 None.

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

DATED: May 21, 2001