Form 10QSB
period 2001-06-30
CACTUS NEW MEDIA I INC
filed 2001-08-20
CIK 1083944

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                         Commission File Number: 0-30621

                            Cactus New Media I, Inc.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

           Delaware                                     65-0907798
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   437 41st Street, Miami Beach, Florida 33140
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (305)672-9200
                           ---------------------------
                           (Issuer's telephone number)



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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 150,750,000 Common Stock as of August 20, 2001.

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS


                                                                               June 30, 2001   December 31, 2000
                                                                               -------------   -----------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS
     Cash                                                                         $    515           $  4,905
     Accounts receivable                                                             1,000                 --
     Other current assets                                                               32                 29
                                                                                  --------           --------
TOTAL ASSETS                                                                      $  1,547           $  4,934
                                                                                  ========           ========
LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accrued liabilities, $11,000 and $4,670 to related parties (Note 2)          $ 56,725           $ 21,268
                                                                                  --------           --------
DEFICIENCY IN ASSETS
     Common stock, $.0001 par value; shares authorized, 100,000,000;
         issued and outstanding, 10,050,000                                          1,005              1,005
     Additional paid-in capital                                                     27,495             26,495
     Deficit accumulated during the development stage                              (83,678)           (43,834)
                                                                                  --------           --------
         Total deficiency in assets                                                (55,178)           (16,334)
                                                                                  --------           --------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                        $  1,547           $  4,934
                                                                                  ========           ========


                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                                                   For the Period
                                                  Three Months     Three Months     Six Months       Six Months    from inception
                                                      Ended            Ended           Ended            Ended     (March 29, 1999)
                                                 June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000   June 30, 2001
                                                 -------------    -------------    -------------    ------------- ----------------
REVENUES (NOTE 2)                                $      2,400     $      4,400     $      6,090     $      7,200     $     26,010
                                                 ------------     ------------     ------------     ------------     ------------
EXPENSES
     Consulting fees                                       --               --            1,100               --            1,100
     Contract labor                                        --               --              275               --            1,018
     Interest                                             300              300              600              600            2,600
     Internet services                                  2,400            2,547            6,099            5,393           25,480
     Licenses and taxes                                    --              159               --              159              679
     Management fee                                     3,000            3,000            6,000            6,000           26,000
     Office                                                19              234              152              234              764
     Professional fees                                 24,607            1,141           31,648            1,141           51,787
     Rent                                                  30               30               60               60              260
                                                 ------------     ------------     ------------     ------------     ------------
         Total expenses                                30,356            7,411           45,934           13,587          109,688
                                                 ------------     ------------     ------------     ------------     ------------

NET LOSS                                         $    (27,956)    $     (3,011)    $    (39,844)    $     (6,387)    $    (83,678)
                                                 ============     ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      10,050,000       10,000,000       10,050,000       10,000,000       10,007,117
                                                 ============     ============     ============     ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED           $         --     $         --     $         --     $         --     $      (0.01)
                                                 ============     ============     ============     ============     ============




                            See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS


                                                                                                                    For The Period
                                                                                                                     From Inception
                                                                                                                       (March 29,
                                                       Three Months    Three Months    Six Months      Six Months         1999)
                                                          Ended           Ended           Ended           Ended          Through
                                                      June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000   June 30, 2001
                                                         --------        --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $(27,956)       $ (3,011)       $(39,844)       $ (6,387)       $(83,678)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Changes in operating assets and liabilities:
              Common stock and warrants issued
                for services                                   --              --           1,000                           3,500
              Accounts receivable                          (1,000)                         (1,000)                         (1,000)
              Advances to affiliates                           --          (4,675)             --          (4,675)             --
              Other current assets                             39              77              (3)             83             (32)
              Accrued liabilities                          28,249           3,775          35,457           6,955          56,725
                                                         --------        --------        --------        --------        --------
              Total adjustments                            27,288            (823)         35,454           2,363          59,193
                                                         --------        --------        --------        --------        --------
                  Net cash used in operating activities      (668)         (3,834)         (4,390)         (4,024)        (24,485)
                                                         --------        --------        --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and
        capital contributions                                  --              --              --              --           7,900
     Collection of stock subscription receivable               --              --              --              --          17,100
                                                         --------        --------        --------        --------        --------
                  Net cash provided by financing
                     activities                                --              --              --              --          25,000
                                                         --------        --------        --------        --------        --------

NET INCREASE (DECREASE) IN CASH                              (668)         (3,834)         (4,390)         94,024)            515

CASH - BEGINNING                                            1,183           7,346           4,905           7,536              --
                                                         --------        --------        --------        --------        --------
CASH - ENDING                                            $    515        $  3,512        $    515        $  3,512        $    515
                                                         ========        ========        ========        ========        ========
Supplemental Disclosures:
     Interest paid                                       $     --        $     --        $     --        $     --        $     --
                                                         ========        ========        ========        ========        ========

     Income taxes paid                                   $     --        $     --        $     --        $     --        $     --
                                                         ========        ========        ========        ========        ========


CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying (unaudited) condensed financial statements of Cactus New Media I, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

The financial data at December 31, 2000 is derived from audited financial statements which are included in the Company's Form 10-SB which should be read in conjunction with these condensed financial statements and the notes thereto.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $30 for the three months ended June 30, 2001 and 2000, $60 for the six months ended June 30, 2001 and 2000, and $260 for the period from inception (March 29, 1999) through June 30, 2001.

The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,000 for the three months ended June 30, 2001 and 2000, $6,000 for the six months ended June 30, 2001 and 2000, and $26,000 for the period from inception (March 29, 1999) through June 30, 2001.

The Company earned revenues of $16,310 related to transactions with various entities related by virtue of common ownership for the period from inception (March 29, 1999) through June 30, 2001. Also, the Company incurred expenses relating to website trafficking fees to other website companies, related by virtue of common ownership of $15,125 for the period from inception (March 29, 1999) through June 30, 2001.

The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At June 30, 2001 approximate aggregate guaranteed amounts were $15,000.

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

NOTE 5. GOING CONCERN

The Company has been in the development stage since its inception on March 29, 1999. At June 30, 2001 the Company has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity. The Company believes, however, it has sufficient funds to commence operations and it intends to fund future operations from operating cash flows and/or from a merger with another operating entity.

NOTE 6. SUBSEQUENT EVENT

In July 2001, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000 and effectuated a 1 for 15 stock split of the Company's common stock.

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

PLAN OF OPERATIONS

         The Company expects to have limited sales, if any, as the Company continues to develop its Internet and telecommunication business. The Company has recently undertaken a reorganization of its corporate structure and is considering an acquisition or merger to grow its operations. To date, the Company has not identified an acquisition or merger candidate. Management believes it will continue to operate at a loss for the next 12 months.

SALES

         The Company has recognized limited revenues of $26,010 from inception through June 30, 2001. Revenues for the six month period ended June 30, 2001 were $6,090 as compared to $7,200 for the six month period ended June 30, 2000.

         From the period from inception through June 30, 2001, the Company earned revenues of $16,310 related to transactions with various entities related by virtue of common ownership. In generating these revenues, the Company also incurred expenses of $15,125 relating to website trafficking fees to other website companies related by common ownership. The Company also incurred expenses of -0- and $2,200 for the three month period ended June 30, 2001 and June 30, 2000, respectively, related to website trafficking fees to other website companies related by common ownership.

EXPENSES

         The Company has incurred expenses for management fees, consulting and other costs of operations from inception through June 30, 2001 of approximately $26,000. Expenses for the six month period ended June 30, 2001, were $6,000 as compared to $6,000 for the six month period ended June 30, 2000. The Company's expenses will increase as it reorganizes business.

RESULTS OF OPERATIONS

         From its inception through June 30, 2001 the Company has primarily been involved in the organization and development of its business. Consequently, the Company has suffered operating and cash flow losses. The Company's net loss for the six months ended June 30, 2000, was $6,387. The Company's net loss for the six month period ended June 30, 2001, was $39,844. Due to increasing net loss and lack of business, the Company has considered acquiring an operating entity through merger or other acquisition. The increased net loss is associated with reorganizational activities.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception the Company has experienced negative cash flows and has met its cash requirements by issuing, through a private placement, shares of its common stock. The Company generated additional funds through borrowings from a related party. Management anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy contemplated cash requirements for the next 12 months. Due to lack of working capital and limited sales, the Company is considering a merger or acquisition. To date, the Company has not identified a merger or acquisition candidate.

         Management does not anticipate any significant purchase of equipment. The number and level of the Company's employees and consultants at June 30, 2001, is adequate to maintain business.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 5.  OTHER INFORMATION

         On July 13, 2001, pursuant to a special meeting of the shareholders of the Company, the shareholders of the Company authorized the Board of Directors to file an Amendment to the Company's Certificate of Incorporation for the purpose of (1) increasing the authorized shares of Common Stock of the Company to 200,000,000 shares, and (2) effecting a 1-for-15 Forward Stock Split of the Company's outstanding Common Stock.

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

                                       Cactus New Media I, Inc.


                                       By: /s/ RS Schmitt
                                           -------------------------------------
                                           RS Schmitt, Chairman and
                                           President

DATED: August 20, 2001