Form 10QSB
period 2001-09-30
CACTUS NEW MEDIA I INC
filed 2001-11-19
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934

         For the quarterly period ended September 30, 2001
                                        ------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from               to
                                        --------------   ------------------

                         Commission File Number: 0-30621
                                                 -------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 150,750,000 Common Stock as of November 12, 2001.

                                      INDEX


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)

         Balance Sheets

         Statements of Operations

         Statements of Cash Flows

         Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of Operations


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30, 2001
ASSETS                                                                                  (Unaudited)            December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash                                                                           $               69       $            4,905
     Other current assets                                                                            3                       29
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $               72       $            4,934
===================================================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
===================================================================================================================================

CURRENT LIABILITIES
     Accrued liabilities, $25,510 and $4,670 to related parties (Note 2)            $          113,632       $           21,268
-----------------------------------------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Common stock, $.0001 par value; shares authorized, 200,000,000;
         issued and outstanding, 150,750,000                                                    15,075                   15,075
     Additional paid-in capital                                                                 13,425                   12,425
     Deficit accumulated during the development stage                                         (142,060)                 (43,834)
-----------------------------------------------------------------------------------------------------------------------------------
         Total deficiency in assets                                                           (113,560)                 (16,334)
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                          $               72       $            4,934
===================================================================================================================================



                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 For the period
                                                                                                                 from inception
                                     Three Months       Three Months      Nine Months      Nine Months          (March 29, 1999)
                                        Ended               Ended           Ended             Ended                  through
                                     September 30,      September 30,    September 30,    September 30,           September 30,
                                         2001               2000             2001             2000                    2001
--------------------------------------------------------------------------------------------------------------------------------
REVENUES (NOTE 2)                 $        2,400     $        7,310       $      8,490      $     14,510          $     28,410
--------------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Consulting fees                           -                  -              1,100                 -                 1,100
     Contract labor                            -                  -                275                 -                 1,018
     Interest                                300                300                900               900                 2,900
     Internet services                     2,409              7,846              8,508            13,239                27,889
     Licenses and taxes                        -                200                  -               359                   679
     Management fee                        3,000              3,000              9,000             9,000                29,000
     Office                                    -                324                152               558                   764
     Professional fees                    55,043              7,699             86,691             8,840               106,830
     Rent                                     30                 30                 90                90                   290
--------------------------------------------------------------------------------------------------------------------------------
         Total expenses                   60,782             19,399            106,716            32,986               170,470
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS                          $      (58,382)    $      (12,089)      $    (98,226)     $    (18,476)         $   (142,060)
================================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                        150,750,000        150,000,000        150,750,000       150,000,000           150,171,499
================================================================================================================================

NET LOSS PER SHARE - BASIC AND
  DILUTED                         $            -     $            -       $          -      $          -          $          -
================================================================================================================================

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                              For The Period From
                                                                                                                   Inception
                                                                      Nine Months           Nine Months         (March 29, 1999)
                                                                         Ended                 Ended                Through
                                                                   September 30, 2001    September 30, 2000    September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $     (98,226)        $     (18,476)        $    (142,060)
-----------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used
       in operating activities:
         Changes in operating assets and liabilities:
              Common stock and warrants issued for services                  1,000                     -                 3,500
              Accounts receivable                                                -                     -                     -
              Advances to affiliates                                             -                     -                     -
              Other current assets                                              26                   139                    (3)
              Accrued liabilities                                           92,364                  (626)              113,632
-----------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                             93,390                  (487)              117,129
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                     (4,836)              (18,963)              (24,931)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and capital
         contributions                                                           -                     -                 7,900
     Collection of stock subscription receivable                                 -                17,100                17,100
-----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                      -                17,100                25,000
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                             (4,836)               (1,863)                   69

CASH - BEGINNING                                                             4,905                 7,536                     -
-----------------------------------------------------------------------------------------------------------------------------------

CASH - ENDING                                                        $          69         $       5,673         $          69
===================================================================================================================================

Supplemental Disclosures:
-----------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                   $           -         $           -         $           -
===================================================================================================================================

     Income taxes paid                                               $           -         $           -         $           -
===================================================================================================================================

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

                  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                  The financial data at December 31, 2000 is derived from audited financial statements which are included in the Company's Form 10-KSB which should be read in conjunction with these condensed financial statements and the notes thereto.

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

--------------------------------------------------------------------------------
NOTE 2.           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

                  The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $30 for the three months ended September 30, 2001 and 2000, $90 for the nine months ended September 30, 2001 and 2000, and $290 for the period from inception (March 29, 1999) through September 30, 2001.

                  The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,000 for the three months ended September 30, 2001 and 2000, $9,000 for the nine months ended September 30, 2001 and 2000, and $29,000 for the period from inception (March 29, 1999) through September 30, 2001.

--------------------------------------------------------------------------------
NOTE 2.           RELATED PARTY TRANSACTIONS (Continued)
--------------------------------------------------------------------------------

                  The Company earned revenues of $16,310 related to transactions with various entities related by virtue of common ownership for the period from inception (March 29, 1999) through September 30, 2001. Also, the Company incurred expenses relating to website trafficking fees to other website companies, related by virtue of common ownership of $15,125 for the period from inception (March 29, 1999) through September 30, 2001.

                  The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At September 30, 2001 approximate aggregate guaranteed amounts were $31,000.

--------------------------------------------------------------------------------
NOTE 3.           NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

                  Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

--------------------------------------------------------------------------------
NOTE 4.           CORPORATE RELATIONSHIP AGREEMENT
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 5.           GOING CONCERN
--------------------------------------------------------------------------------

                  The Company has been in the development stage since its inception on March 29, 1999. At September 30, 2001 the Company had minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity. The Company believes, however, it has sufficient funds to commence operations and it intends to fund future operations from operating cash flows and/or from a merger with another operating entity.

--------------------------------------------------------------------------------
NOTE 6.           COMMON STOCK
--------------------------------------------------------------------------------

                  In July 2001, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000 and effectuated a 1 for 15 stock split of the Company's common stock. All stock information has been adjusted to give effect to this split.

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

Plan of Operations

         The Company has undertaken a reorganization of its corporate structure and is considering an acquisition or merger to grow its operations. To date, the Company has not identified an acquisition or merger candidate. Management believes it will continue to operate at a loss for the next 12 months.

Sales

         The Company has recognized limited revenues of $28,410 from inception through September 30, 2001. Revenues for the nine month period ended September 30, 2001 were $8,490 as compared to $14,510 for the nine month period ended September 30, 2000.

         From the period from inception through September 30, 2001, the Company earned revenues of $16,310 related to transactions with various entities related by virtue of common ownership. In generating these revenues, the Company also incurred expenses of $15,125 relating to website trafficking fees to other website companies related by common ownership. The Company also incurred expenses of -0- and $12,800 for the nine month period ended September 30, 2001 and September 30, 2000, respectively, related to website trafficking fees to other website companies related by common ownership.

Expenses

         The Company has incurred expenses for management fees, consulting and other costs of operations from inception through September 30, 2001 of approximately $170,470. Expenses for the nine month period ended September 30, 2001, were $60,782 as compared to $32,986 for the nine month period ended September 30, 2000. The Company's expenses will increase as it reorganizes business.

Results of Operations

         From its inception through September 30, 2001 the Company has primarily been involved in the organization and development of its business. Consequently, the Company has suffered operating and cash flow losses. The Company's net loss for the nine month period ended September 30, 2000, was $18,476. The Company's net loss for the nine month period ended September 30, 2001, was $58,382. Due to increasing net loss and lack of business, the Company has considered acquiring an operating entity through merger or other acquisition. The increased net loss is associated with re-organizational activities.

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

         Management does not anticipate any significant purchase of equipment. The number of Company consultants at September 30, 2001, is adequate to maintain business.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

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

                                                 Cactus New Media I, Inc.


                                                 By: /s/ RS Schmitt
                                                    ----------------------------
                                                    RS Schmitt, Chairman and
                                                    President


DATED: November 19, 2001