Form 10KSB
period 2001-12-31
CACTUS NEW MEDIA I INC
filed 2002-06-21
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-30621


                            CACTUS NEW MEDIA I, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)


                   Delaware                               65-0907798
                   --------                               ----------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


                   437 41st Street, Miami Beach, Florida 33140
                   -------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (305) 672-9200
                                 --------------
                           (Issuer's Telephone Number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues (net loss) for its most recent fiscal year. $(107,990).

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $0 as of June 21, 2002.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 1, 2002: 150,750,000 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)


Yes [ ]    No [X]

                                Table of Contents


PART I

Item 1.       Description of Business                                           4

Item 2.       Description of Property                                           4

Item 3.       Legal Proceedings                                                 5

Item 4        Submission of Matters to a Vote of Security Holders               5

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters          5

Item 6.       Management's Discussion and Analysis                              5

Item 7.       Financial Statements                                              6

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                              7


PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                 7

Item 10.      Executive Compensation                                            7

Item 11.      Security Ownership of Certain Beneficial Owners and Management    8

Item 12.      Certain Relationships and Related Transactions                    9

Item 13.      Exhibits, Lists and Reports on Form 8-K                           9

                                     PART I

Item 1.  Description of Business
-------  -----------------------

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

         The Company is considering an acquisition or merger to grow its operations. To date, the Company has not identified an acquisition or merger candidate. Management believes it will continue to operate at a loss for the next 12 months.

         On June 21, 2001, our Board of Directors voted unanimously to authorize and recommend that our shareholders approve a proposal to increase the number of authorized shares of common stock to 200,000,000 shares. Pursuant to the increase in authorized common stock it would increase the number of shares of common stock remaining available for issuance to 189,950,000 shares. In addition, our Board of Directors voted unanimously to authorize and recommend that our shareholders approve a proposal to effect a 15 for 1 forward stock split of our common stock. These matters were approved by our shareholders at a special meeting and effectuated in July 2001.

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

Item 2.  Description of Our Property
-------  ---------------------------

         In 2001 we entered into a one year lease with 305-672-9200 Management, Inc. for our executive offices. These executive offices are located at 437 41st Street, Miami Beach, Florida 33140. This lease is at a rate of $120.00 per year, payable annually, and is automatically renewable for additional one year terms. R S Schmitt, our sole director and officer, serves as president of 305-672-9200 Management.

Item 3.  Legal Proceedings

         We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market

         Our common stock was approved for quotation on the Over the Counter Bulletin Board on February 5, 2000. Our trading symbol is CUWD. Prior to the approval there was no public trading market for our securities. While our common stock is listed on the OTC Bulletin Board, the current market for our common stock remains inactive. On March 25, 2002, there was no bid or ask price for our common stock.

         We have approximately 30 holders of record of our common stock.

         We have not declared any dividends on our common stock since our inception. We do not anticipate declaring any dividends in the foreseeable future. If we decide to pay dividends, our ability to pay dividends would be restricted by our financial ability to pay dividends and Delaware law.

Other Matters

         In January 2001 we issued a warrant to purchase 75,000 shares of our common stock to Program Trading Corp. These shares are exercisable at $.01 per share and are subject to a cashless exercise provision. The shares were issued to Program Trading Corp. in connection with a consulting agreement we entered into with Program Trading Corp. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act.

         On June 21, 2001 (effective July 2001), our Board of Directors voted unanimously to authorize and recommend that our shareholders approve a proposal to increase the number of authorized shares of common stock to 200,000,000 shares. Pursuant to the increase in authorized common stock it would increase the number of shares of common stock remaining available for issuance to 189,950,000 shares. In addition, our Board of Directors voted unanimously to authorize and recommend that our shareholders approve a proposal to effect a 15 for 1 forward stock split of our common stock. These matters were approved by our shareholders at a special meeting and effectuated in July 2001.

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

         We also note that we were incorporated during 1999 and continue to be a developmental stage company.

Plan of Operations

         Our company is in its development stage. We have recognized limited revenues from inception through December 31, 2001. We believe we will continue to operate at a loss for the next 12 months. We expect to have limited sales, if any, as we continue to develop our business.

Sales

         We earned revenues of $2,500 related to transactions with various entities related by virtue of common ownership for the year ended December 31, 2001, as compared to $14,510 for the year ended December 31, 2000. In generating these revenues, we also incurred expenses of $100 and $12,800 relating to Web site trafficking fees to other Web site companies for the year ended December 31, 2001and December 31, 2000, respectively.

General and Administrative Expenses

         We incurred expenses for management fees, consulting and other costs of operations for the year ended December 31, 2001 of $121,780 as compared to $50,115 for the year ended December 31, 2000. Our expenses will increase as our business develops.

Results of Operations

         For the year ended December 31, 2001, we had expenses of $121,780 as compared to expenses of $50,115 for the year ended December 31, 2000. Since inception we have primarily been involved in our organization and development of our business. Consequently, we suffered operating and cash flow losses. Our net loss for the year ended December 31, 2000 was $31,955. Our net loss for the year ended December 31, 2001 was $107,990. Our net loss since inception is $151,824. We expect similar losses for the next 12 months.

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

         We do not anticipate any significant purchase of equipment unless we expand our business. The number and level of our consultants at year end December 31, 2001 is adequate to maintain our business.

Item 7.  Financial Statements

         The financial information required by Item 7 is included on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We have not changed accountants since our formation and there are no disagreements with the findings of our accountants.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth certain information concerning each of the our directors and executive officers:

         Name                  Age            Position
         ----                  ---            --------

         R S Schmitt           37             Director, President, Secretary and
                                              Treasurer

         R S Schmitt - Mr. Schmitt has been our director since our formation in March 1999, and was elected to be our president, secretary, and treasurer in mid 1999. Mr Schmitt has extensive experience in the Internet and communications industry. Mr. Schmitt is also a director of the following companies: Computer Consultants & Associates, a Web site development and management company; 305-672-9200 Management, a business management and consulting firm; Mel Schmitt Realty, a commercial and residential real estate company; and Private Client Services, a consulting company and mortgage brokerage business, which handles both commercial and residential financing. Mr. Schmitt was also the managing partner of the web site Miami-Exotics. Mr. Schmitt holds a bachelor degree in speech communication and business administration.

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

Item 10. Executive Compensation

         We have agreed to pay R S Schmitt $12,000 per year. We have entered into a written management/consulting agreement with Mr. Schmitt which commenced May 1, 1999.

         Future non-employee directors may receive reimbursement for out-of-pocket expenses incurred while attending board meetings and it is intended that they will receive certain non-qualified stock option grants in the future. R S Schmitt, currently our sole director and officer, may also receive extra compensation for his service on our board of directors in the form of non-qualified stock options. To date, we have not approved any options.

         The following table sets forth all compensation awarded or to be paid to our president and executive officer during the past three fiscal years:

Name and Position                Year       Salary     Other Compensation
-----------------                ----       ------     ------------------

R S Schmitt, President           2001       $12,000          None
                                 2000       $12,000          None
                                 1999       $ 8,000          None

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

         The information below includes shares of common stock underlying our outstanding warrants.

                                          Number of               Percentage of
Name and Address                        Shares Owned              Shares owned
----------------                        ------------              ------------

R S Schmitt                             135,000,000                   90%
437 41st Street
Miami Beach, Florida 33140

All directors & officers                135,000,000                   90%
as a group (1 person)

Item 12. Certain Relationships and Related Transactions

         We have entered into a lease agreement with 305-672-9200 Management, Inc. for our executive office space. The annual lease amount is $120.00. R S Schmitt, our sole officer and director serves as president of 305-672-9200 Management, Inc.

         The majority of our revenues and expenses are related to transactions with various entities which are majority controlled and owned by R S Schmitt.

Item 13. Exhibits, Lists and Reports on Form 8-K

         Exhibit Index:

         Articles of Incorporation*
         By-laws*
         Specimen Common Stock Certificate *
         Subscription Agreement*

         * incorporated by reference to Form 10-SB

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Cactus New Media I, Inc.


Date: June 21, 2002                        /s/ R S Schmitt
                                           -----------------------------------
                                           R S Schmitt, President and Director

                                                        CACTUS NEW MEDIA I, INC.

                                                   (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                                                            FINANCIAL STATEMENTS

                                  FOR THE PERIOD FROM INCEPTION (MARCH 29, 1999)

                                                       THROUGH DECEMBER 31, 2001

C O N T E N T S
                                                                    Page
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                        F-1

FINANCIAL STATEMENTS

         Balance Sheet                                              F-2

         Statements of Operations                                   F-3

         Statements of Deficiency in Assets                         F-4

         Statements of Cash Flows                                   F-5

         Notes to Financial Statements                            F-6-F-8

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders
Cactus New Media I, Inc.
Miami, Florida


We have audited the accompanying balance sheet of Cactus New Media I, Inc. (a Development Stage Company) as of December 31, 2001, and the related statements of operations, deficiency in assets and cash flows for the years ended December 31, 2001, December 31, 2000, and for the period from inception (March 29, 1999) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cactus New Media I, Inc. as of December 31, 2001, and the results of its operations, and its cash flows for the years ended December 31, 2001, December 31, 2000 and for the period from inception (March 29, 1999) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained losses since inception and has minimal working capital as of December 31, 2001. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the foregoing uncertainties.



                                                           KAUFMAN, ROSSIN & CO.

Miami, Florida
June 6, 2002

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
========================================================================================================
ASSETS                                                                             December 31, 2001
========================================================================================================
CURRENT ASSETS
     Cash                                                                         $              678
--------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $              678
========================================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
========================================================================================================

CURRENT LIABILITIES
     Accrued liabilities, $31,788 to related parties (Note 3)                     $          124,002
--------------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Common  stock,  $.0001  par  value;  shares  authorized,  200,000,000;
         issued and outstanding, 150,750,000                                                  15,075
     Additional paid-in capital                                                               13,425
     Deficit accumulated during the development stage                                       (151,824)
--------------------------------------------------------------------------------------------------------
         Total deficiency in assets                                                         (123,324)
--------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                        $              768
========================================================================================================

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
=============================================================================================================================
                                                                                                         For the period from
                                                                                                         Inception (March 29,
                                                           Year Ended                  Year Ended            1999) through
                                                        December 31, 2001          December 31, 2000      December 31, 2001
=============================================================================================================================
REVENUES ($2,500, $14,510 and $18,810 to related
     parties, respectively (Note 3)                     $         13,790         $          18,120       $         33,710
-----------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Consulting                                                    1,100                         -                  1,100
     Contract labor                                                  275                       743                  1,018
     Interest to a related party (Note 3)                          1,200                     1,200                  3,200
     Internet services ($100, $12,800 and $15,225 to              11,411
         related parties, respectively (Note 3)                                             16,849                 30,792
     Licenses and taxes                                              316                       459                    995
     Management fee to a related party (Note 3)                   12,000                    12,000                 32,000
     Office                                                          200                       605                    812
     Professional fees                                            95,158                    18,139                115,297
     Rent to a related party (Note 3)                                120                       120                    320
-----------------------------------------------------------------------------------------------------------------------------
         Total expenses                                          121,780                    50,115                185,534
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                $       (107,990)        $         (31,995)      $       (151,824)
=============================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                150,750,000               150,032,877            150,224,404
=============================================================================================================================

NET LOSS PER SHARE - BASIC AND DILUTED                                 -                         -                      -
=============================================================================================================================

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF DEFICIENCY IN ASSETS
PERIODS FROM INCEPTION (MARCH 29, 1999) TO DECEMBER 31, 2001
===============================================================================================================================

                                                   Common Stock,                                       Deficit
                                           $.0001 par value; 200,000,000                             Accumulated
                                                 shares authorized        Additional     Note          During the
                                           -----------------------------    Paid-In   Receivable -   Development
        Transaction                  Date     Shares        Par Value       Capital   Stockholder        Stage        Total
===============================================================================================================================
Issuance of founder's shares       3/31/99   135,000,000  $     13,500   $  (13,500)  $        -    $          -  $          -

Sales of stock for cash ($.002
  per share)                        4/4/99     4,740,000           474        7,426            -               -         7,900

Issuance of stock for note
  receivable ($.002 per share)      4/4/99    10,260,000         1,026       16,074      (17,100)              -             -

Net loss from inception (March 29,
  1999) to December 31, 1999                           -             -            -            -         (11,839)      (11,839)
-------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999                  150,000,000        15,000       10,000      (17,100)        (11,839)       (3,939)

Collection of note receivable      8/15/00             -             -            -       17,100               -        17,100

Issuance of stock for legal
  services ($.003 per share)      12/15/00       750,000            75        2,425            -               -         2,500

Net loss for the year ended
  December 31, 2000                                    -             -            -            -         (31,995)      (31,995)
-------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                  150,750,000        15,075       12,425            -         (43,834)      (16,334)

Issuance of warrants to
  transfer agent                   1/26/01             -             -        1,000            -               -         1,000

Net loss for the year ended
  December 31, 2001                                    -             -            -            -        (107,990)     (107,990)
-------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                  150,750,000  $     15,075   $   13,425   $        -    $   (151,824) $   (123,324)
===============================================================================================================================

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
================================================================================================================================
                                                                                                             For the period
                                                                                                             from inception
                                                                      Year Ended          Year Ended        (March 29, 1999)
                                                                       December            December              through
                                                                       31, 2001            31, 2000         December 31, 2001
================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $    (107,990)      $     (31,995)      $    (151,824)
--------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used
       in operating activities:
         Common stock and warrants issued for services                       1,000               2,500               3,500
         Changes in operating assets and liabilities:
              Other current assets                                              29                 161                   -
              Accrued liabilities                                          102,734               9,603             124,002
--------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                            103,763              12,264             127,502
--------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                     (4,227)            (19,731)            (24,322)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and capital
         contributions                                                           -                   -               7,900
     Collection of stock subscription receivable                                 -              17,100              17,100
--------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                          -              17,100              25,000
--------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                             (4,227)             (2,631)                678

CASH - BEGINNING                                                             4,905               7,536                   -
--------------------------------------------------------------------------------------------------------------------------------

CASH - ENDING                                                        $         678       $       4,905       $         678
================================================================================================================================

Supplemental Disclosures:
--------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                   $           -       $         600       $         600
================================================================================================================================

     Income taxes paid                                               $           -       $           -       $           -
================================================================================================================================

Supplemental Disclosures of Non-Cash Financing Activity:
--------------------------------------------------------------------------------------------------------------------------------

     Common stock issued in exchange for note receivable             $           -       $           -       $      17,100
================================================================================================================================

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
================================================================================
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

                  Organization and Business Activity

                  Cactus New Media I, Inc. (the Company) was incorporated on March 29, 1999, under the laws of the State of Delaware. The Company's business activities to date have primarily consisted of the formation of a business plan for internet link exchanges in conjunction with internet banner advertising.

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

                  Use of Estimates

                  The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                  Fair Value of Financial Instruments

                  The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

                  Preferred Stock

                  The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2001 no preferred stock shares were issued and outstanding.

                  Income Taxes

                  The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the

================================================================================
NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
================================================================================
                  financial statement carrying amounts and tax bases of assets and liabilities.

                  Net Loss Per Share

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.

================================================================================
NOTE 2.           GOING CONCERN
================================================================================

                  As discussed in Note 1, the Company has been in the development stage since its inception on March 29, 1999. The Company has incurred operating losses since its inception and at December 31, 2001, has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity.

                  The Company's ability to continue as a going concern is dependent upon achieving profitable operations, including positive cash flows from operations or obtaining additional debt or equity financing. Management's plans include identifying a merger candidate with sufficient liquidity to meet the Company's financial needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

================================================================================
NOTE 3.           RELATED PARTY TRANSACTIONS
================================================================================

                  The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $120, $120 and $320 for the years ended December 31, 2001, December 31, 2000 and for the period from inception (March 29, 1999) through December 31, 2001, respectively.

                  The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $12,000, $12,000 and $32,000 for the years ended December 31, 2001, December 31, 2000 and for the period from inception (March 29, 1999) through December 31, 2001, respectively.

                  Related to the management and consulting services, the Company incurred interest expense amounting to $1,200, $1,200 and $3,200 for the years ended December 31, 2001, December 31, 2000 and for the period from inception (March 29, 1999) through December 31, 2001, respectively.

                  The Company earned revenues of $2,500, $14,510 and $18,810, and incurred expenses of $100, $12,800 and $15,225 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the years ended December

================================================================================
NOTE 3.         RELATED PARTY TRANSACTIONS (Continued)
================================================================================
                  31, 2001, December 31, 2000 and for the period from inception (March 29, 1999) through December 31, 2001, respectively.

                  The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At December 31, 2001 approximate aggregate guaranteed amounts were $37,000.

================================================================================
NOTE 4.           INCOME TAXES
================================================================================

                  At December 31, 2001 the Company had a deferred tax asset of approximately $58,000, resulting from net operating losses of approximately $152,000. The deferred tax asset is offset entirely by a valuation allowance. The net operating loss will expire through 2021.

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

================================================================================
NOTE 5.           CORPORATE RELATIONSHIP AGREEMENT
================================================================================

                  In January 2001, the Company entered into a one-year corporate relationship agreement (agreement) with an unrelated entity (consultant) whereby the consultant, on a non-exclusive basis, will serve as a corporate relation consultant in potential financing and business combinations involving the Company. The agreement provided for, among other things, the consultant to receive a 5 year warrant, which was issued on January 26, 2001, to purchase 75,000 shares of the Company's common stock at an exercise price of $0.01 per share. In addition, the consultant will receive a finder's fee, as defined, in the event the Company obtains financing from a party introduced to the Company by the consultant.

================================================================================
NOTE 6.           COMMON STOCK
================================================================================

                  In July 2001, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000 and effectuated a 15 for 1 stock split of the Company's common stock. All stock information has been adjusted to give effect to this split.
                                      F-8