Form 10QSB
period 2002-03-31
CACTUS NEW MEDIA I INC
filed 2002-06-21
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  March 31, 2002
                                       --------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                        Commission File Number: 0-30621

                            Cactus New Media I, Inc.
     ----------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Delaware                                    65-0907798
-----------------------------------                      ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                   437 41st Street, Miami Beach, Florida 33140
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (305)672-9200
                                  -------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 150,750,000 Common Stock as of June 1, 2002.

                                      INDEX


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                          3

         Balance Sheets                                                      3

         Statements of Operations                                            4

         Statements of Cash Flows                                            5

         Notes to Condensed Financial Statements                             6-7

Item 2.  Management's Discussion and Analysis and Plan of Operations         8


PART II. OTHER INFORMATION                                                   9
         -----------------

Item 1.  Legal Proceedings                                                   9

Item 5.  Other Information                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    10

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
==================================================================================================================================
                                                                                      March 31, 2002
ASSETS                                                                                  (Unaudited)            December 31, 2001
==================================================================================================================================
CURRENT ASSETS
     Cash                                                                           $              128       $              678
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $              128       $              678
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
===================================================================================================================================

CURRENT LIABILITIES
     Accrued liabilities, $35,118 and $31,788 to related
         parties (Note 3)                                                           $          133,377       $          124,002
-----------------------------------------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Common stock,  $.0001 par value;  shares authorized, 200,000,000;
         issued and outstanding, 150,750,000                                                    15,075                   15,075
     Additional paid-in capital                                                                 13,425                   13,425
     Deficit accumulated during the development stage                                         (161,749)                (151,824)
-----------------------------------------------------------------------------------------------------------------------------------
         Total deficiency in assets                                                           (133,249)                (123,324)
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                          $              128       $              678
===================================================================================================================================

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
==================================================================================================================================
                                                                                                             For the period from
                                                                                       Three Months          inception (March 29,
                                                          Three Months Ended              Ended                 1999) through
                                                            March 31, 2002            March 31, 2001           March 31, 2002
==================================================================================================================================
REVENUES, $300, $0 and $19,110 to related parties,
     respectively (Note 3)                                 $            300         $           3,690         $         34,010
----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Consulting fees                                                      -                     1,100                    1,100
     Contract labor                                                       -                       275                    1,018
     Interest to a related party (Note 3)                               300                       300                    3,500
     Internet services, $300, $0 and $15,525 to related
         parties, respectively (Note 3)                                 300                     3,699                   31,092
     Licenses and taxes                                                   -                         -                      995
     Management fee to a related party (Note 3)                       3,000                     3,000                   35,000
     Office                                                               -                       133                      812
     Professional fees                                                6,595                     7,041                  121,892
     Rent to a related party (Note 3)                                    30                        30                      350
----------------------------------------------------------------------------------------------------------------------------------
         Total expenses                                              10,225                    15,578                  195,759
----------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                   $         (9,925)        $         (11,888)         $      (161,749)
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   150,750,000               150,750,000              150,267,564
==================================================================================================================================

NET LOSS PER SHARE - BASIC AND DILUTED                     $              -         $               -          $             -
==================================================================================================================================

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
==================================================================================================================================
                                                                                                                For the period
                                                                                                                 from inception
                                                                           Three Months       Three Months      (March 29, 1999)
                                                                              Ended              Ended              through
                                                                          March 31, 2002     March 31, 2001      March 31, 2002
==================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $      (9,925)      $     (11,888)      $    (161,749)
----------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Common stock and warrants issued for services                               -               1,000               3,500
         Changes in operating assets and liabilities:
              Other current assets                                                   -                 (42)                  -
              Accrued liabilities                                                9,375               7,208             133,377
----------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                  9,375               8,166             136,877
----------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                           (550)             (3,722)            (24,872)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and capital
         contributions                                                               -                   -               7,900
     Collection of stock subscription receivable                                     -                   -              17,100
----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                          -                   -              25,000
----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                   (550)             (3,722)                128

CASH - BEGINNING                                                                   678               4,905                   -
----------------------------------------------------------------------------------------------------------------------------------

CASH - ENDING                                                            $         128       $       1,183       $         128
==================================================================================================================================

Supplemental Disclosures:
----------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                       $           -       $           -       $         600
==================================================================================================================================

     Income taxes paid                                                   $           -       $           -       $           -
==================================================================================================================================

Supplemental Disclosure of Non-Cash Financing Activity:
----------------------------------------------------------------------------------------------------------------------------------

     Common stock issued in exchange for note receivable                 $           -       $           -       $      17,100
==================================================================================================================================

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================
NOTE 1.           BASIS OF PRESENTATION
================================================================================

                  Basis of Presentation

                  The accompanying (unaudited) condensed financial statements of Cactus New Media I, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

                  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                  The financial data at December 31, 2001 is derived from audited financial statements which are included in the Company's Form 10-KSB which should be read in conjunction with these condensed financial statements and the notes thereto.

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

                  As discussed in Note 1, the Company has been in the development stage since its inception on March 29, 1999. The Company has incurred operating losses since its inception and at March 31, 2002, has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity.

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

                  The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $30, $30 and $350 for the three months ended March 31, 2002, the three months ended March 31, 2001 and for the period from inception (March 29, 1999) through March 31, 2002, respectively.

                  The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,000, $3,000 and $35,000 for the three months ended March 31, 2002, the three months ended March 31, 2001 and for the period from inception (March 29, 1999) through March 31, 2002, respectively.

                  Related to the management and consulting services, the Company incurred interest expense amounting to $300, $300 and $3,500 for the three months ended March 31, 2002, the three months ended March 31, 2001 and for the period from inception (March 29, 1999) through March 31, 2002, respectively.

                  The Company earned revenues of $300 and $19,110 related to transactions with various entities related by virtue of common ownership for the three months ended March 31, 2002 and for the period from inception (March 29, 1999) through March 31, 2002. Also, the Company incurred expenses relating to website trafficking fees to other website companies, related by virtue of common ownership of $300 and $15,525 for the three months ended March 31, 2002 and for the period from inception (March 29, 1999) through March 31, 2002.

                  The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At March 31, 2002 approximate aggregate guaranteed amounts were $39,000.

================================================================================
NOTE 4.           NET LOSS PER COMMON SHARE
================================================================================

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

Sales

         The Company has recognized limited revenues of $34,010 from inception through March 31, 2002. Revenues for the three month period ended March 31, 2002 were $300 as compared to $3,690 for the three month period ended March 31, 2001.

         From the period from inception through March 31, 2002 and for the three month period ended March 31, 2002, the Company earned revenues of $19,110 and $300, respectively, related to transactions with various entities related by virtue of common ownership.

Expenses

         The Company has incurred expenses for management fees, consulting and other costs of operations from inception through March 31, 2002 of approximately $195,759. Expenses for the three month period ended March 31, 2002, were $10,225 as compared to $15,578 for the three month period ended March 31, 2001. The Company's expenses will increase as it reorganizes business as further described below.

         The Company incurred expenses of $15,572 from the period from inception through March 31, 2002 relating to website trafficking fees to other website companies related by common ownership. The Company incurred expenses of $300 and -0- for the three month period ended March 31, 2002 and March 31, 2001, respectively, relating to website trafficking fees to other website companies related by common ownership.

Liquidity and Capital Resources

         As of March 31, 2002, the Company had existing cash reserves of $128. At March 31, 2002, the Company had a working capital deficiency of $133,249 and an accumulated deficit of $161,749. From its inception through March 31, 2002 the Company has primarily been involved in the organization and development of its business. Consequently, the Company has suffered operating and cash flow losses. The Company's net loss for the three month period ended March 31, 2001, was $11,888. The Company's net loss for the three month period ended March 31, 2002, was $9,925. The increased net loss is associated with re-organizational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Since its inception the Company has experienced negative cash flows and has met its cash requirements by issuing, through a private placement, shares of its common stock. The Company generated additional funds through borrowings from a related party. Management anticipates that funds received from these sources and related party advances should be sufficient to satisfy contemplated cash requirements for the next 12 months. Management does not anticipate any significant purchase of equipment. The number of Company consultants at March 31, 2002, is adequate to maintain business.

         Due to increasing net loss and lack of business, the Company is considering the acquisition of an operating entity through merger or other acquisition.

Plan of Operations

         The Company has undertaken a reorganization of its corporate structure and is considering an acquisition or merger to grow its operations. To date, the Company has not identified an acquisition or merger candidate. Management intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

         The analysis of new business opportunities will be undertaken by, or under the supervision of RS Schmitt, the Company's president. He intends to concentrate on identifying preliminary prospective business opportunities. Management believes it will continue to operate at a loss for the next 12 months.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

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

                                         Cactus New Media I, Inc.


                                         By: /s/ RS  Schmitt
                                             ----------------------------------
                                             RS Schmitt, Chairman and President


DATED: June 21, 2002