Form 10QSB
period 2002-06-30
CACTUS NEW MEDIA I INC
filed 2002-08-13
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002
                                        -------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to ______________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 150,750,000 Common Stock as of August 1, 2002.

                                      INDEX

                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION                                                  3
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                             3

         Balance Sheets                                                         3

         Statements of Operations                                               4

         Statements of Cash Flows                                               5

         Notes to Condensed Financial Statements                                6

Item 2.  Management's Discussion and Analysis and Plan of Operations            8


PART II. OTHER INFORMATION                                                      10
         -----------------

Item 1.  Legal Proceedings                                                      10

Item 5.  Other Information                                                      10

Item 6.  Exhibits and Reports on Form 8-K                                       10

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30, 2002
ASSETS                                                                                  (Unaudited)            December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash                                                                           $              201       $              678
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $              201       $              678
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
-----------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accrued liabilities, $47,348 and $31,788 to related parties (Note 3)           $          140,331       $          124,002
-----------------------------------------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Common stock, $.0001 par value; shares authorized, 200,000,000;
         issued and outstanding, 150,750,000                                                    15,075                   15,075
     Additional paid-in capital                                                                 13,425                   13,425
     Deficit accumulated during the development stage                                         (168,630)                (151,824)
-----------------------------------------------------------------------------------------------------------------------------------
         Total deficiency in assets                                                           (140,130)                (123,324)
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                          $              201       $              678
-----------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             For the period from
                                                                                                                   inception
                                                 Three Months     Three Months    Six Months      Six Months    (March 29, 1999)
                                                    Ended            Ended          Ended           Ended           through
                                                 June 30, 2002   June 30, 2001  June 30, 2002   June 30, 2001    June 30, 2002
---------------------------------------------------------------------------------------------------------------------------------
REVENUES, $1,700, $0, $2,000, $0 and $20,810
     to related parties, respectively (Note 3)   $      1,700    $      2,400    $      2,000    $      6,090     $     35,710
---------------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Consulting fees                                        -               -               -           1,100            1,100
     Contract labor                                         -               -               -             275            1,018
     Interest to a related party (Note 3)                 300             300             600             600            3,800
     Internet services, $200, $0, $500, $0 and
         $15,725 to related parties,
         respectively (Note 3)                            200           2,400             500           6,099           31,292
     Licenses and taxes                                     -               -               -               -              995
     Management fee to a related party (Note 3)         3,000           3,000           6,000           6,000           38,000
     Office                                                 5              19               5             152              817
     Professional fees                                  5,046          24,607          11,641          31,648          126,938
     Rent to a related party (Note 3)                      30              30              60              60              380
---------------------------------------------------------------------------------------------------------------------------------
         Total expenses                                 8,581          30,356          18,806          45,934          204,340
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                         $     (6,881) $      (27,956)   $    (16,806)   $    (39,844)    $   (168,630)
---------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     150,750,000     150,750,000     150,750,000     150,750,000      150,304,549
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE - BASIC AND DILUTED           $          -  $            -    $          -    $          -     $          -
---------------------------------------------------------------------------------------------------------------------------------


                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 For The Period
                                                                                                                 From Inception
                                                                           Six Months          Six Months       (March 29, 1999)
                                                                             Ended               Ended               Through
                                                                         June 30, 2002       June 30, 2001        June 30, 2002
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $    (16,806)       $    (39,844)       $    (168,630)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Common stock and warrants issued for services                              -               1,000                3,500
         Changes in operating assets and liabilities:
              Accounts receivable                                                   -              (1,000)                   -
              Other current assets                                                  -                  (3)                   -
              Accrued liabilities                                              16,329              35,457              140,331
---------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                16,329              35,454              143,831
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                          (477)             (4,390)             (24,799)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and capital
         contributions                                                              -                   -                7,900
     Collection of stock subscription receivable                                    -                   -               17,100
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                         -                   -               25,000
---------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                  (477)             (4,390)                 201

CASH - BEGINNING                                                                  678               4,905                    -
---------------------------------------------------------------------------------------------------------------------------------

CASH - ENDING                                                            $        201        $        515        $         201
---------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
---------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                       $          -        $          -        $         600
---------------------------------------------------------------------------------------------------------------------------------

     Income taxes paid                                                   $          -        $          -        $           -
---------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Non-Cash Financing Activity:
---------------------------------------------------------------------------------------------------------------------------------

     Common stock issued in exchange for note receivable                 $                   $          -        $      17,100
---------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1.           BASIS OF PRESENTATION

                  Basis of Presentation

                  The accompanying (unaudited) condensed financial statements of Cactus New Media I, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under
                  Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

                  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

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

NOTE 2.           GOING CONCERN

                  As discussed in Note 1, the Company has been in the development stage since its inception on March 29, 1999. The Company has incurred operating losses since its inception and at June 30, 2002, has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity.

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

NOTE 3.           RELATED PARTY TRANSACTIONS

                  The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $30 for the three months ended June 30, 2002 and 2001, $60 for the six months ended June 30, 2002 and 2001, and $380 for the period from inception (March 29, 1999) through June 30, 2002.

                  The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,000 for the three months ended June 30, 2002 and 2001, $6,000 for the six months ended June 30, 2002 and 2001, and $38,000 for the period from inception (March 29, 1999) through June 30, 2002.

                  Related to the management and consulting services, the Company incurred interest expense amounting to $300 for the three months ended June 30, 2002 and 2001, $600 for the six months ended June 30, 2002 and 2001, and $3,800 for the period from inception (March 29, 1999) through June 30, 2002.

                  The Company earned revenues, related to transactions with various entities related by virtue of common ownership of $1,700 for the three months ended June 30, 2002, $2,000 for the six months ended June 30, 2002, and $20,810 for the period from inception (March 29, 1999) through June 30, 2002. Also, the Company incurred expenses relating to website trafficking fees to other website companies, related by virtue of common ownership of $200 for the three months ended June 30, 2002, $500 for the six months ended June 30, 2002 and $15,725 for the period from inception (March 29, 1999) through June 30, 2002.

                  The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At June 30, 2001 approximate aggregate guaranteed amounts were $33,000.

NOTE 4.           NET LOSS PER COMMON SHARE

                  Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

NOTE 5.           CORPORATE RELATIONSHIP AGREEMENT

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

Six Months Ended June 30, 2002 As Compared to the Six Months Ended June 30, 2001

Sales

         The Company has recognized limited revenues of $35,710 from inception through June 30, 2002. Revenues for the six month period ended June 30, 2002 were $2,000 as compared to $6,090 for the six month period ended June 30, 2001.

         From the period from inception through June 30, 2002 and for the six month period ended June 30, 2002, the Company earned revenues of $20,810 and $2,000, respectively, related to transactions with various entities related by virtue of common ownership.

Expenses

         The Company has incurred expenses for management fees, consulting and other costs of operations from inception through June 30, 2002 of approximately $204,340. Expenses for the six month period ended June 30, 2002, were $18,806 as compared to $45,934 for the six month period ended June 30, 2001. The Company's expenses will increase as it reorganizes business as further described below.

         The Company incurred expenses of $31,292 from the period from inception through June 30, 2002 relating to website trafficking fees to other website companies related by common ownership. The Company incurred expenses of $500 and -0- for the six month period ended June 30, 2002 and June 30, 2001, respectively, relating to website trafficking fees to other website companies related by common ownership.

Three Months Ended June 30, 2002 As Compared to the Three Months Ended June 30, 2001

Sales

         Revenues for the three month period ended June 30, 2002 were $1,700 as compared to $2,400 for the three month period ended June 30, 2001. For the three month period ended June 30, 2002 and the three month period ended June 30, 2001, the Company earned revenues of $1,700 and -0-, respectively, related to transactions with various entities related by virtue of common ownership.

Expenses

         Expenses for the three month period ended June 30, 2002, were $8,581 as compared to $30,356 for the three month period ended June 30, 2001. The Company's expenses will increase as it reorganizes business as further described below.

         The Company incurred expenses of $200 and -0- for the three month period ended June 30, 2002 and June 30, 2001, respectively, relating to website trafficking fees to other website companies related by common ownership.

Liquidity and Capital Resources

         As of June 30, 2002, the Company had existing cash reserves of $201. At June 30, 2002, the Company had a working capital deficiency of $140,130 and an accumulated deficit of $168,630. From its inception through June 30, 2002 the Company has primarily been involved in the organization and development of its business. Consequently, the Company has suffered operating and cash flow losses. The Company's net loss for the six month period ended June 30, 2001, was $39,844. The Company's net loss for the six month period ended June 30, 2002, was $16,806. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Since its inception the Company has experienced negative cash flows and has met its cash requirements by issuing, through a private placement, shares of its common stock. The Company generated additional funds through borrowings from a related party. Management anticipates that funds received from these sources and related party advances should be sufficient to satisfy contemplated cash requirements for the next 12 months. Management does not anticipate any significant purchase of equipment. The number of Company consultants at June 30, 2002, is adequate to maintain business.

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

                  99.1  Certification

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                           Cactus New Media I, Inc.


                                           By:/s/ RS Schmitt
                                              ----------------------------------
                                              RS Schmitt, Chairman and President


DATED: August 12, 2002