Form 10QSB
period 2002-09-30
CACTUS NEW MEDIA I INC
filed 2002-11-15
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________

                         Commission File Number: 0-30621
                                                 -------

                            Cactus New Media I, Inc.
                            ------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Delaware                                  65-0907798
             --------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   437 41st Street, Miami Beach, Florida 33140
                   -------------------------------------------
                    (Address of principal executive offices)
                                  (305)672-9200
                                  -------------
                           (Issuer's telephone number)

               ___________________________________________________
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 150,750,000 Common Stock as of November 12, 2002.

                                      INDEX


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)

         Balance Sheets                                                        3

         Statements of Operations                                              4

         Statements of Cash Flows                                              5

         Notes to Condensed Financial Statements                               6

Item 2.  Management's Discussion and Analysis and Plan of Operations           8

Item 3.  Controls and Procedures                                              10


PART II. OTHER INFORMATION                                                    11
         -----------------

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    September 30, 2002
ASSETS                                                                                  (Unaudited)            December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash                                                                           $              101       $              678
---------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $              101       $              678
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
---------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accrued liabilities, $53,150 and $31,788 to
       related parties (Note 3)                                                     $          148,390       $          124,002
---------------------------------------------------------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Common stock, $.0001 par value; shares authorized, 200,000,000;
         issued and outstanding, 150,750,000                                                    15,075                   15,075
     Additional paid-in capital                                                                 13,425                   13,425
     Deficit accumulated during the development stage                                         (176,789)                (151,824)
---------------------------------------------------------------------------------------------------------------------------------
         Total deficiency in assets                                                           (148,289)                (123,324)
---------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                                          $              101       $              678
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

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                For the period
                                                                                                                from inception
                                                  Three Months    Three Months    Nine Months    Nine Months   (March 29,  1999)
                                                     Ended            Ended          Ended          Ended           through
                                                  September 30,   September 30,  September 30,   September 30,    September 30,
                                                      2002            2001           2002           2001              2002
--------------------------------------------------------------------------------------------------------------------------------
REVENUES, $200, $0, $2,200, $0 and $21,010 to
  related parties, respectively (Note 3)        $        200    $       2,400     $      2,200   $      8,490      $     35,910
--------------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Consulting fees                                      --               --               --          1,100             1,100
     Contract labor                                       --               --               --            275             1,018
     Interest to a related party (Note 3)                300              300              900            900             4,100
     Internet services, $200, $0, $700, $0 and
       $15,925 to related parties, respectively
       (Note 3)                                          200            2,409              700          8,508            31,492
     Licenses and taxes                                    -                -               --             --               995
     Management fee to a related party (Note 3)        3,000            3,000            9,000          9,000            41,000
     Office                                               26                -               31            152               843
     Professional fees                                 4,803           55,043           16,444         86,691           131,741
     Rent to a related party (Note 3)                     30               30               90             90               410
--------------------------------------------------------------------------------------------------------------------------------
         Total expenses                                8,359           60,782           27,165        106,716           212,699
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                        $     (8,159)   $     (58,382)    $    (24,965)  $    (98,226)     $   (176,789)
--------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    150,750,000      150,750,000      150,750,000    150,750,000       150,336,591
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE - BASIC AND DILUTED          $         --    $          --     $         --   $         --      $         --
--------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

CACTUS NEW MEDIA I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              For The Period
                                                                                                              From Inception
                                                                       Nine Months         Nine Months       (March 29, 1999)
                                                                          Ended               Ended               Through
                                                                    September 30, 2002  September 30, 2001  September 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $    (24,965)        $   (98,226)       $   (176,789)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Common stock and warrants issued for services                          --                  --               3,500
         Changes in operating assets and liabilities:                                            1,000
              Accounts receivable                                               --                  --                  --
              Other current assets                                              --                  26                  --
              Accrued liabilities                                           24,388              92,364             148,390
-------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                             24,388              93,390             151,890
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                       (577)             (4,836)            (24,899)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock and capital
         contributions                                                          --                  --               7,900
     Collection of stock subscription receivable                                --                  --              17,100
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                     --                  --              25,000
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                               (577)             (4,836)                101

CASH - BEGINNING                                                               678               4,905                  --
-------------------------------------------------------------------------------------------------------------------------------

CASH - ENDING                                                         $        101         $        69        $        101
-------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
-------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                    $         --         $        --        $        600
-------------------------------------------------------------------------------------------------------------------------------

     Income taxes paid                                                $         --         $        --        $         --
-------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Non-Cash Financing Activity:
-------------------------------------------------------------------------------------------------------------------------------

     Common stock issued in exchange for note receivable              $         --         $        --        $     17,100
-------------------------------------------------------------------------------------------------------------------------------

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

         In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

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

--------------------------------------------------------------------------------
NOTE 2.  GOING CONCERN
--------------------------------------------------------------------------------

         As discussed in Note 1, the Company has been in the development stage since its inception on March 29, 1999. The Company has incurred operating losses since its inception and at September 30, 2002, has minimal working capital available to fund operations and may not be able to commence and/or sustain operating activity.

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

--------------------------------------------------------------------------------
NOTE 3.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

         The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $30 for the three months ended September 30, 2002 and 2001, $90 for the nine months ended September 30, 2002 and 2001, and $410 for the period from inception (March 29, 1999) through September 30, 2002.

         The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,000 for the three months ended September 30, 2002 and 2001, $9,000 for the nine months ended September 30, 2002 and 2001, and $41,000 for the period from inception (March 29, 1999) through September 30, 2002.

         Related to the management and consulting services, the Company incurred interest expense amounting to $300 for the three months ended September 30, 2002 and 2001, $900 for the nine months ended September 30, 2002 and 2001, and $4,100 for the period from inception (March 29, 1999) through September 30, 2002.

         The Company earned revenues, related to transactions with various entities related by virtue of common ownership of $200 for the three months ended September 30, 2002, $2,200 for the nine months ended September 30, 2002, and $21,010 for the period from inception (March 29, 1999) through September 30, 2002. Also, the Company incurred expenses relating to website trafficking fees to other website companies, related by virtue of common ownership of $200 for the three months ended September 30, 2002, $700 for the nine months ended September 30, 2002 and $15,925 for the period from inception (March 29, 1999) through September 30, 2002.

         The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At September 30, 2001 approximate aggregate guaranteed amounts were $35,000.

--------------------------------------------------------------------------------
NOTE 4.  NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

         Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

--------------------------------------------------------------------------------
NOTE 5.  CORPORATE RELATIONSHIP AGREEMENT
--------------------------------------------------------------------------------

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

Nine Months Ended September 30, 2002 As Compared to the Nine Months Ended September 30, 2001

Sales

         The Company has recognized limited revenues of $35,910 from inception through September 30, 2002. Revenues for the nine month period ended September 30, 2002 were $2,200 as compared to $8,490 for the nine month period ended September 30, 2001.

         From the period from inception through September 30, 2002 and for the nine month period ended September 30, 2002, the Company earned revenues of $21,010 and $2,200, respectively, related to transactions with various entities related by virtue of common ownership.

Expenses

         The Company has incurred expenses for management fees, consulting and other costs of operations from inception through September 30, 2002 of approximately $212,699. Expenses for the nine month period ended September 30, 2002, were $27,165 as compared to $106,716 for the nine month period ended September 30, 2001. The Company's expenses will increase as it reorganizes business as further described below.

         The Company incurred expenses of $15,925 from the period from inception through September 30, 2002 relating to website trafficking fees to other website companies related by common ownership. The Company incurred expenses of $700 and $0 for the nine month period ended September 30, 2002 and September 30, 2001, respectively, relating to website trafficking fees to other website companies related by common ownership.

Three Months Ended September 30, 2002 As Compared to the Three Months Ended September 30, 2001

Sales

         Revenues for the three month period ended September 30, 2002 were $200 as compared to $2,400 for the three month period ended September 30, 2001. For the three month period ended September 30, 2002 and the three month period ended September 30, 2001, the Company earned revenues of $200 and $0, respectively, related to transactions with various entities related by virtue of common ownership.

Expenses

         Expenses for the three month period ended September 30, 2002, were $8,359 as compared to $60,782 for the three month period ended September 30, 2001. The Company's expenses will increase as it reorganizes business as further described below.

         The Company incurred expenses of $200 and $0 for the three month period ended September 30, 2002 and September 30, 2001, respectively, relating to website trafficking fees to other website companies related by common ownership.

Liquidity and Capital Resources

         As of September 30, 2002, the Company had existing cash reserves of $101. At September 30, 2002, the Company had a working capital deficiency of $148,289 and an accumulated deficit of $176,789. From its inception through September 30, 2002 the Company has primarily been involved in the organization and development of its business. Consequently, the Company has suffered operating and cash flow losses. The Company's net loss for the nine month period ended September 30, 2001, was $98,226. The Company's net loss for the nine month period ended September 30, 2002, was $24,965. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Since its inception the Company has experienced negative cash flows and has met its cash requirements by issuing, through a private placement, shares of its common stock. The Company generated additional funds through borrowings from a related party. Management anticipates that funds received from these sources and related party advances should be sufficient to satisfy contemplated cash requirements for the next 12 months. Management does not anticipate any significant purchase of equipment. The number of Company consultants at September 30, 2002, is adequate to maintain business.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

            Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

                                                 Cactus New Media I, Inc.


                                                 By: /s/ RS Schmitt
                                                     -------------------------
                                                     RS Schmitt, Chairman and
                                                     President


DATED: November 12, 2002