Form 10KSB
period 2002-12-31
CACTUS NEW MEDIA I INC
filed 2003-04-17
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues (net loss) for its most recent fiscal year. $(2,200).

State the aggregate market value of the voting stock held by non-affiliates (15,750,000 shares) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of April 15, 2003 ($.0)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 15, 2003: 150,750,000 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes [ ]    No [X]

                                Table of Contents
                                -----------------

                                                                                      Page
                                                                                      ----
PART I
------

Item 1.       Description of Business                                                   3

Item 2.       Description of Property                                                   4

Item 3.       Legal Proceedings                                                         4

Item 4        Submission of Matters to a Vote of Security Holders                       4

PART II
-------

Item 5.       Market for Common Equity and Related Stockholder Matters                  5

Item 6.       Management's Discussion and Analysis                                      5

Item 7.       Financial Statements                                                      9

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                      9

PART III
--------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                         10

Item 10.      Executive Compensation                                                    11

Item 11.      Security Ownership of Certain Beneficial Owners and Management            11

Item 12.      Certain Relationships and Related Transactions                            12

Item 13.      Exhibits, Lists and Reports on Form 8-K                                   12

Item 14.      Controls and Procedures                                                   12

                                     PART I

Item 1. Description of Business

         Our company, Cactus New Media I, Inc., is Delaware corporation. We are a development stage company that was incorporated on March 29, 1999 for the purpose of engaging in the business of Internet entertainment services and telecommunications. Since our inception, we have experienced negative cash flows and operating losses.

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

         The analysis of new business opportunities will be undertaken by, or under the supervision of RS Schmitt, our president. He intends to concentrate on identifying preliminary prospective business opportunities. Management believes it will continue to operate at a loss for the next 12 months.

         Because we have not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to our Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

         Presently, we cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation.

         In the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution and there may be a change in control of our Company. Most likely, the owners of the business opportunity which we acquire or merge with will acquire some control of our Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

Employees

         We have one employee. We utilize the services of consultants and other outside sources. If we expand our operations, we will require additional employees, consultants and outside services.

Item 2. Description of Our Property

         In 2001 we entered into a one year lease with 305-672-9200 Management, Inc. for our executive offices. These executive offices are located at 437 41st Street, Miami Beach, Florida 33140. This lease is at a rate of $120.00 per year, payable annually, and is automatically renewable for additional one year terms. RS Schmitt, our sole director and officer, serves as president of 305-672-9200 Management.

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

Plan of Operations

         We have recognized limited revenues from inception through December 31, 2002. We believe we will continue to operate at a loss for the next 12 months. We expect to have limited sales, if any, as we continue to develop our business.

         We are considering an acquisition or merger to grow our operations. To date, we have not identified an acquisition or merger candidate. Management intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

         The analysis of new business opportunities will be undertaken by, or under the supervision of RS Schmitt, the Company's president. He intends to concentrate on identifying preliminary prospective business opportunities. Management believes it will continue to operate at a loss for the next 12 months.

Sales

         We earned revenues of $2,200 related to transactions with various entities related by virtue of common ownership for the year ended December 31, 2002, as compared to $13,790 for the year ended December 31, 2001.

Results of Operations

         We incurred expenses for the year ended December 31, 2002 of $30,495 as compared to $121,780 for the year ended December 31, 2001. The majority of our expenses incurred during the year ended December 31, 2001 were due to professional fees ($95,158) associated with our SEC reporting obligations and general corporate organization. Since inception we have also incurred expenses from management fees, web hosting and rent payments to related parties. Since inception we have primarily been involved in our organization and development of our business. Consequently, we suffered operating and cash flow losses. Our net loss for the year ended December 31, 2002 was $28,295. Our net loss for the year ended December 31, 2001 was $107,990. Our net loss since inception is $180,119. We expect similar losses for the next 12 months.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 5 to the financial statements, we have experienced a loss since inception. Our financial position and operating results raise substantial doubt about our ability to continue as a going concern.

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

         We do not anticipate any significant purchase of equipment unless we expand our business. The services of RS Schmitt and consultants at year end December 31, 2002 is adequate to maintain our business.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" summarizing the SEC's views in applying generally accepted accounting principles to various revenue recognition issues. Management believes that its revenue recognition practices are in conformity with SAB No. 101.

         In April 2000 the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." We have adopted the provisions of FIN No. 44, and such adoption did not impact our results of operations.

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishment of Liabilities", a replacement of SFAS No. 125. Management does not expect the standard to have any effect on our financial position or results of operations.

         In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." We have adopted the provisions of SFAS No. 141 and 142, and such adoption did not impact our results of operations.

         In July 2001 the SEC issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." We do not expect this SAB to have any effect on our financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Management does not expect the standard to have any effect on our financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." We have adopted the provisions of SFAS No. 144 and 142, and such adoption did not impact our results of operations.

         In April 2002 the FASB issued SFAS No. 145, "Rescission of SFAS's 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." Management does not expect the standard to have any effect on our financial position or results of operations.

         In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Management does not expect the standard to have any effect on our financial position or results of operations.

         In October 2002 the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions." Management does not expect the standard to have any effect on our financial position or results of operations.

Critical Accounting Policies

         Use of Estimates. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         Start-Up Costs. Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         Net loss per share. Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 123).

         Fair value of financial instruments. The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

Item 7. Financial Statements

         The financial information required by Item 7 is included on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective April 9, 2003, Kaufman, Rossin & Co. ("Kaufman") resigned as the principal accountants to audit our financial statements. The reports of Kaufman on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein Kaufman expressed substantial doubt about our ability to continue as a going concern. Kaufman's decision was presented to our company and approved by our board of directors, as we currently have no formal audit committee.

         In connection with the audit for the two most recent fiscal years and including the interim period up to and including the date of dismissal, there have been no disagreements with Kaufman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kaufman would have caused them to make reference thereto in their reports on the financial statements for such years; however, the reports were modified to include an explanatory paragraph wherein Kaufman expressed substantial doubt about our ability to continue as a going concern.

         Effective April 9, 2003, we engaged the accounting firm of Durland & Company, CPA, PA as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2002.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth certain information concerning each of the our directors and executive officers:

         Name               Age           Position
         ----               ---           --------

         RS Schmitt         38            President, Secretary, Treasurer and
                                          Director (Principal Executive Officer
                                          and Principal Accounting Officer)

         RS Schmitt - Mr. Schmitt has been our director since our formation in March 1999, and was elected to be our president, secretary, and treasurer in mid 1999. Mr. Schmitt has extensive experience in the Internet and communications industry. Mr. Schmitt is also a director of the following companies: Computer Consultants & Associates, a Web site development and management company; 305-672-9200 Management, a business management and consulting firm; Mel Schmitt Realty, a commercial and residential real estate company; and Private Client Services, a consulting company and mortgage brokerage business, which handles both commercial and residential financing. Mr. Schmitt was also the managing partner of the web site Miami-Exotics. Mr. Schmitt holds a bachelor degree in speech communication and business administration.

Committees

         To date, we have not established a compensation or audit committee. Our board of directors, solely consisting of RS Schmitt, reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. RS Schmitt is not considered a "financial expert."

Section 16(a) of the Exchange Act

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

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded or to be paid to our president and executive officer during the past three fiscal years:

Name and Position               Year           Salary        Other Compensation
-----------------               ----           ------        ------------------

RS Schmitt, President           2002           $12,000*             None
                                2001           $12,000*             None
                                2000           $12,000*             None

*Salary has been accrued.

Director Compensation

         Our current director is not compensated for his services to our company. Future non-employee directors may receive reimbursement for out-of-pocket expenses incurred while attending board meetings and it is intended that they will receive certain non-qualified stock option grants in the future. RS Schmitt, currently our sole director and officer, may also receive extra compensation for his service on our board of directors in the form of non-qualified stock options. To date, we have not approved any options.

Option/SAR Grants

         Since inception, we have not issued any options nor warrants to our officer or sole director.

Employment Agreements

         We have agreed to pay RS Schmitt $12,000 per year. We have entered into a written management/consulting agreement with Mr. Schmitt which commenced May 1, 1999.

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

         The information below includes shares of common stock underlying our outstanding warrants.

                                          Number of               Percentage of
Name and Address                        Shares Owned              Shares owned
----------------                        ------------              ------------

RS Schmitt                               135,000,000                   90%
437 41st Street
Miami Beach, Florida 33140

All directors & officers                 135,000,000                   90%
as a group (1 person)

Item 12. Certain Relationships and Related Transactions

         We have entered into a lease agreement with 305-672-9200 Management, Inc. for our executive office space. The annual lease amount is $120.00. RS Schmitt, our sole officer and director serves as president of 305-672-9200 Management, Inc.

         The majority of our revenues and expenses are related to transactions with various entities which are majority controlled and owned by RS Schmitt.

Item 13. Exhibits, Lists and Reports on Form 8-K

         Exhibit Index:

         2.0      Articles of Incorporation*
         2.1      By-laws*
                  Articles of Amendment**
         3        Specimen Common Stock Certificate *
         4        Subscription Agreement*
         16.1     Letter from Former Independent Accountant***
         99.1     Certification of Chief Executive Officer
         99.2     Certification of Chief Financial Officer

         *   incorporated by reference to Form 10-SB.
         ** incorporated by reference to Definitive Information Statement filed July 3, 2001.
         *** Incorporated by reference to Form 8-K dated April 9, 2003.

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

                                                Cactus New Media I, Inc.


Date: April 15, 2003                            /s/ RS Schmitt
                                                --------------------------------
                                                RS Schmitt, President, Principal
                                                Executive Officer and Principal
                                                Accounting Officer

                                 Certifications

I, RS SCHMITT, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CACTUS NEW MEDIA I, INC.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a- 14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: APRIL 15, 2003

/S/RS SCHMITT
-------------
RS SCHMITT
Chief Executive Officer (or equivalent)

I, RS SCHMITT, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CACTUS NEW MEDIA I, INC.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a- 14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/S/RS SCHMITT
-------------
RS SCHMITT
Chief Financial Officer (or equivalent)

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report...........................................F-2 & F-3

Balance Sheet................................................................F-4

Statements of Operations.....................................................F-5

Statements of Stockholders' Equity...........................................F-6

Statements of Cash Flows.....................................................F-7

Notes to Financial Statement..........................................F-8 - F-10

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cactus New Media I, Inc.
(A Development Stage Enterprise)
Miami Beach, Florida

We have audited the accompanying balance sheet of Cactus New Media I, Inc., a development stage enterprise, as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the period from March 29, 1999 (Inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cactus New Media I, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the period from March 29, 1999 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                              /s/ Durland & Company, CPAs, P.A.
Palm Beach, Florida
April 14, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
Cactus New Media I, Inc.
Miami, Florida

We have audited the accompanying statements of operations, deficiency in assets and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations, and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has sustained losses since inception and has minimal working capital as of December 31, 2001. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the foregoing uncertainties.

                                             /s/ KAUFMAN, ROSSIN & CO.

Miami, Florida
June 6, 2002

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                                      December 31,
                                                                                          2002
                                                                                      ------------
                                              ASSETS
CURRENT ASSETS
  Cash                                                                                 $     101
                                                                                       ---------
          Total current assets                                                               101
                                                                                       ---------
Total Assets                                                                           $     101
                                                                                       =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
      Accrued liabilities, $33,606 and $31,788 to related parties                      $ 151,720
                                                                                       ---------
          Total current liabilities                                                      151,720
                                                                                       ---------
Total Liabilities                                                                        151,720
                                                                                       ---------


STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                 0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      150,750,000 issued and outstanding                                                  15,075
  Additional paid-in capital                                                              13,425
  Deficit accumulated during the development stage                                      (180,119)
                                                                                       ---------
          Total stockholders' equity (deficit)                                          (151,619)
                                                                                       ---------
Total Liabilities and  Stockholders' Equity (Deficit)                                  $     101
                                                                                       =========


















     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations


                                                                                                       From
                                                                                                  March 29, 1999
                                                                    Year Ended December 31,        (Inception)
                                                                ------------------------------        through
                                                                      2002           2001       December 31, 2002
                                                                ----------------  ------------  -------------------
Revenues                                                        $          2,200  $     13,790  $            35,910
                                                                ----------------  ------------  -------------------

Expenses
   Consulting                                                                  0         1,100                1,100
   Contract labor                                                              0           275                1,018
   Interest to a related party                                             1,200         1,200                4,400
   Internet services                                                         700        11,411               31,492
   Licenses and taxes                                                         81           316                1,076
   Management fee to related party                                        12,000        12,000               44,000
   Office                                                                     31           200                  843
   Professional fees                                                      16,363        95,158              131,660
   Rent to related party                                                     120           120                  440
                                                                ----------------  ------------  -------------------

   Total expenses                                                         30,495       121,780              216,029
                                                                ----------------  ------------  -------------------

Net loss                                                        $        (28,295) $   (107,990) $          (180,119)
                                                                ================  ============  ===================

Loss per weighted average common share                          $              0  $          0
                                                                ================  ============

Number of weighted average common shares outstanding                 150,750,000   150,750,000
                                                                ================  ============























     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)




                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                                                    Additional       Note        During the     Stockholders'
                                            Number of     Common      Paid-In     Receivable     Development       Equity
                                             Shares        Stock      Capital     Stockholder       Stage         (Deficit)
                                          ------------- ----------- ----------- ---------------  -------------  -------------
BEGINNING BALANCE, March 29, 1999                     0 $         0 $         0 $             0  $           0  $           0

Shares issued to founders                   135,000,000      13,500     (13,500)              0              0              0
Sale of stock for cash                        4,740,000         474       7,426               0              0          7,900
Shares issued for note receivable            10,260,000       1,026      16,074         (17,100)             0              0

Net loss                                              0           0           0               0        (11,839)       (11,839)
                                          ------------- ----------- ----------- ---------------  -------------  -------------

BALANCE, December 31, 1999                  150,000,000      15,000      10,000         (17,100)       (11,839)        (3,939)

Collection of note receivable                         0           0           0          17,100              0         17,100
Shares issued for services                      750,000          75       2,425               0              0          2,500
Net loss                                              0           0           0               0        (31,995)       (31,995)
                                          ------------- ----------- ----------- ---------------  -------------  -------------

BALANCE, December 31, 2000                  150,750,000      15,075      12,425               0        (43,834)       (16,334)

Warrants issued to transfer agent                     0           0       1,000               0              0          1,000
Net loss                                              0           0           0               0       (107,990)      (107,990)
                                          ------------- ----------- ----------- ---------------  -------------  -------------

BALANCE, December 31, 2001                  150,750,000      15,075      13,425               0       (151,824)      (123,324)

Net loss                                              0           0           0               0        (28,295)       (28,295)
                                          ------------- ----------- ----------- ---------------  -------------  -------------

ENDING BALANCE, December 31, 2002           150,750,000 $    15,075 $    13,425 $             0  $    (180,119) $    (151,619)
                                          ============= =========== =========== ===============  =============  =============





















     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows





                                                                                                       From
                                                                                                  March 29, 1999
                                                                  Year Ended December 31,           (Inception)
                                                              --------------------------------        through
                                                                   2002             2001         December 31, 2002
                                                              ---------------   --------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $       (28,295)  $     (107,990) $          (180,119)
Adjustments to reconcile net loss to net cash used by
  operating activities:
        Stock and warrants issued for services                              0            1,000                3,500
Changes in operating assets and liabilities
        Other current assets                                                0               29                    0
        Increase (decrease) in accrued liabilities                     27,718          102,734              151,720
                                                              ---------------   --------------  -------------------

Net cash used by operating activities                                    (577)          (4,227)             (24,899)
                                                              ---------------   --------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                      0                0               25,000
                                                              ---------------   --------------  -------------------

Net cash provided by financing activities                                   0                0               25,000
                                                              ---------------   --------------  -------------------

Net increase (decrease) in cash                                          (577)          (4,227)                 101
                                                              ---------------   --------------  -------------------

CASH, beginning of period                                                 678            4,905                    0
                                                              ---------------   --------------  -------------------

CASH, end of period                                           $           101   $          678  $               101
                                                              ===============   ==============  ===================






















     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(1)      Summary of Significant Accounting Policies

         The Company. Cactus New Media I, Inc. (the Company) was incorporated on March 29, 1999, under the laws of the State of Delaware. The Company's business activities to date have primarily consisted of the formation of a business plan for internet link exchanges in connection with internet banner advertising. The Company intends to become an operating company active in internet entertainment services through the registration of internet domains with InterNIC. In addition, the Company may also engage in the development of proprietary software and services designed to support and facilitate its internet services.

         The Company is a United States public company and has registered certain shares of its common stock, although no shares have been traded. The Company intends to be available as a public shell to be acquired or to merge with another entity. The Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage company.

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         a) Use of estimates. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         b) Start-Up costs. Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         c) Net loss per share. Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128).

         d) Fair value of financial instruments. The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

         e) Income taxes. The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

(2)      Stockholders' Equity

         The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2002, no preferred stock shares were issued and outstanding.

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


         In July 2001, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000, and effectuated a 15 for 1 stock split of the Company's common stock. All stock information has been adjusted to give effect to this split.

(3)      Income Taxes

         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $180,119 expiring $28,295, $107,990, $31,995 and $11,839 at December 31, 2022, 2021, 2020
         and 2019, respectively. The amount recorded as deferred tax asset as of December 31, 2002 is approximately $63,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4)      Related Parties

         a) Office lease. The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $120, $120 and $440 for the years ended December 31, 2002, December 31, 2001 and the period from inception (March 29,
         1999) through December 31, 2002, respectively.

         b) Consulting services. The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $12,000, $12,000 and $44,000 for the years ended December 31, 2002, December 31, 2001 and for the period from inception (March 29, 1999) through December 31, 2002, respectively. In addition, the Company incurred interest expense amounting to $1,200, $1,200 and $4,400 for the years ended December 31, 2002, December 31, 2001 and for the period from inception (March 29, 1999) through December 31, 2001, respectively, for those services.

         c) Website fees. The Company earned revenues of $2,200, $2,500 and $21,010, and incurred expenses of $700, $100 and $15,925 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the years ended December 31, 2002, December 31, 2001 and for the period from inception (March 29, 1999) through December 31, 2002, respectively.

         d) Guarantee. The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At December 31, 2002, the approximate aggregate guaranteed amounts were $35,000.

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(5)      Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $180,000 accumulated from March 29, 1999 (Inception) through December 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6)      Corporate Relationship Agreement

         In January 2001, the Company entered into a one-year corporate relationship agreement (agreement) with an unrelated entity (consultant) whereby the consultant, on a non-exclusive basis, will serve as a corporate relation consultant in potential financing and business combinations involving the Company. The agreement provided for, among other things, the consultant to receive a five-year warrant, which was issued on January 26, 2001, to purchase 75,000 shares of the Company's common stock, at an exercise price of $0.01 per share. In addition, the consultant will receive a finder's fee, as defined, in the event the Company obtains financing from a party introduced to the Company by the consultant.