Form 10QSB
period 2003-03-31
CACTUS NEW MEDIA I INC
filed 2003-05-15
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003
                                        --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________________ to __________________

                         Commission File Number: 0-30621

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

                                 (305) 672-9200
                                 --------------
                           (Issuer's telephone number)

               ---------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 150,750,000 Common Stock as of May 15, 2003.

         Transitional Small Business Disclosure Form.  Yes [ ]  No [X]


                                      INDEX
                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION                                                              3
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                                         3

         Balance Sheets                                                                     3

         Statements of Operations                                                           4

         Statements of Stockholders' Equity                                                 5

         Statements of Cash Flows                                                           6

         Notes to Condensed Financial Statements                                            7

Item 2.  Management's Discussion and Analysis and Plan of Operations                        10

Item 3.  Controls and Procedures                                                            11


PART II. OTHER INFORMATION                                                                  12
         -----------------

Item 1.  Legal Proceedings                                                                  12

Item 2.  Changes in Securities and Use of Proceeds                                          12

Item 3.  Defaults Upon Senior Securities                                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                                12

Item 5.  Other Information                                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                                   12

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                              March 31, 2003     December 31, 2002
                                                                            ------------------  -------------------
                                                                               (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash                                                                      $              101   $              101
                                                                            ------------------   ------------------

          Total current assets                                                             101                  101
                                                                            ------------------   ------------------

Total Assets                                                                $              101   $              101
                                                                            ==================   ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
    Accrued liabilities, $36,936 and $33,606 to related parties             $          158,050   $          151,720
                                                                            ------------------   ------------------

          Total current liabilities                                                    158,050              151,720
                                                                            ------------------   ------------------

Total Liabilities                                                                      158,050              151,720
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                               0                    0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      150,750,000 issued and outstanding                                                15,075               15,075
  Additional paid-in capital                                                            13,425               13,425
  Deficit accumulated during the development stage                                    (186,449)            (180,119)
                                                                            ------------------   ------------------

          Total stockholders' equity (deficit)                                        (157,949)            (151,619)
                                                                            ------------------   ------------------

Total Liabilities and  Stockholders' Equity (Deficit)                       $              101   $              101
                                                                            ==================   ==================


















     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations


                                                                                                        From
                                                                       Three Months Ended          March 29, 1999
                                                                            March 31,               (Inception)
                                                                 -------------------------------       through
                                                                       2003            2002         March 31, 2003
                                                                 ----------------  -------------   ----------------
                                                                    (unaudited)    (unaudited)       (unaudited)
Revenues                                                         $            300  $         300   $         36,210
                                                                 ----------------  -------------   ----------------

Expenses
   Consulting                                                                   0              0              1,100
   Contract labor                                                               0              0              1,018
   Interest to a related party                                                300            300              4,700
   Internet services                                                          300            300             31,792
   Licenses and taxes                                                           0              0              1,076
   Management fee to related party                                          3,000          3,000             47,000
   Office                                                                       0              0                843
   Professional fees                                                        3,000          6,595            134,660
   Rent to related party                                                       30             30                470
                                                                 ----------------  -------------   ----------------

   Total expenses                                                           6,630         10,225            222,659
                                                                 ----------------  -------------   ----------------

Net loss                                                         $         (6,330) $      (9,925)  $       (186,449)
                                                                 ================  =============   ================

Loss per weighted average common share                           $              0  $           0
                                                                 ================  =============

Number of weighted average common shares outstanding                  150,750,000    150,750,000
                                                                 ================  =============






















     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                                                    Additional      Note          During the    Stockholders'
                                            Number of    Common      Paid-In      Receivable     Development       Equity
                                             Shares       Stock      Capital     Stockholder        Stage         (Deficit)
                                         -------------  ----------  ----------  --------------  --------------  -------------
BEGINNING BALANCE, March 29, 1999                    0  $        0  $        0  $            0  $           0   $          0

Shares issued to founders                  135,000,000      13,500     (13,500)              0              0              0
Sale of stock for cash                       4,740,000         474       7,426               0              0          7,900
Shares issued for note receivable           10,260,000       1,026      16,074         (17,100)             0              0

Net loss                                             0           0           0               0        (11,839)       (11,839)
                                         -------------  ----------  ----------  --------------  -------------   ------------

BALANCE, December 31, 1999                 150,000,000      15,000      10,000         (17,100)       (11,839)        (3,939)

Collection of note receivable                        0           0           0          17,100              0         17,100
Shares issued for services                     750,000          75       2,425               0              0          2,500
Net loss                                             0           0           0               0        (31,995)       (31,995)
                                         -------------  ----------  ----------  --------------  -------------   ------------

BALANCE, December 31, 2000                 150,750,000      15,075      12,425               0        (43,834)       (16,334)

Warrants issued to transfer agent                    0           0       1,000               0              0          1,000
Net loss                                             0           0           0               0       (107,990)      (107,990)
                                         -------------  ----------  ----------  --------------  -------------   ------------

BALANCE, December 31, 2001                 150,750,000      15,075      13,425               0       (151,824)      (123,324)

Net loss                                             0           0           0               0        (28,295)       (28,295)
                                         -------------  ----------  ----------  --------------  -------------   ------------

BALANCE, December 31, 2002                 150,750,000      15,075      13,425               0       (180,119)      (151,619)

Net loss                                             0           0           0               0         (6,330)        (6,330)
                                         -------------  ----------  ----------  --------------  -------------   ------------

ENDING BALANCE, March 31, 2003
(unaudited)                                150,750,000  $   15,075  $   13,425  $            0  $    (186,449)  $   (157,949)
                                         =============  ==========  ==========  ==============  =============   ============














     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows





                                                                                                        From
                                                                     Three Months Ended            March 29, 1999
                                                                         March 31,                   (Inception)
                                                              --------------------------------         through
                                                                   2003             2002           March 31, 2003
                                                              ---------------   --------------   ------------------
                                                                (unaudited)      (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $        (6,330)  $       (9,925)  $         (186,449)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                              0                0                3,500
Changes in operating assets and liabilities
        Other current assets                                                0                0                    0
        Increase (decrease) in accrued liabilities                      6,330            9,375              158,050
                                                              ---------------   --------------   ------------------

Net cash used by operating activities                                       0             (550)             (24,899)
                                                              ---------------   --------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                      0                0               25,000
                                                              ---------------   --------------   ------------------

Net cash provided by financing activities                                   0                0               25,000
                                                              ---------------   --------------   ------------------

Net increase (decrease) in cash                                             0             (550)                 101
                                                              ---------------   --------------   ------------------

CASH, beginning of period                                                 101              678                    0
                                                              ---------------   --------------   ------------------

CASH, end of period                                           $           101   $          128   $              101
                                                              ===============   ==============   ==================




















     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
               (Information with regard to the three months ended
                     March 31, 2003 and 2002 is unaudited)

(1) Summary of Significant Accounting Policies

         The Company Cactus New Media I, Inc. (the Company) was incorporated on March 29, 1999, under the laws of the State of Delaware. The Companys business activities to date have primarily consisted of the formation of a business plan for internet link exchanges in connection with internet banner advertising and implementation thereof. The Company is active in internet entertainment services through the registration of internet domains with InterNIC. In addition, the Company also engages in the development of proprietary software and services designed to support and facilitate its internet services.

         The Company is a United States public company and is eligible for trading on the Over-the-Counter Bulletin Board, (OTC:BB), although no shares have been traded. The Company is available as a public shell to be acquired or to merge with another entity. The Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage company.

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         a) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         b) Start-Up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         c) Net loss per share Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128).

         d) Fair value of financial instruments The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

         e) Income taxes The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

         f) Interim financial information The financial statements for the three months ended March 31, 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(2) Stockholders' Equity

         The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At March 31, 2003, no preferred stock shares were issued and outstanding.

         In July 2001, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000, and effectuated a 15 for 1 stock split of the Company's common stock. All stock information has been adjusted to give effect to this split.

(3) Income Taxes

         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $186,449 expiring $6,330, $28,295, $107,990, $31,995 and $11,839 at December 31, 2023,
         2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of March 31, 2003 is approximately $65,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Related Parties

         a) Office lease The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $30, $30 and $470 for the first quarter ended March 31, 2003 and 2002 and the period from inception (March 29, 1999) through March 31, 2003, respectively.

         b) Consulting services The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,000, $3,000 and $47,000 for the quarter ended March 31, 2003 and 2002 and for the period from inception (March 29, 1999) through March 31, 2003, respectively. In addition, the Company incurred interest expense amounting to $300, $300 and $4,700 for the quarter ended March 31, 2003 and 2002 and for the period from inception (March 29, 1999) through March 31, 2003, respectively, for those services.

         c) Website fees The Company earned revenues of $300, $300 and $21,310, and incurred expenses of $300, $300 and $16,225 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the quarter ended March 31, 2003 and 2002 and for the period from inception (March 29, 1999) through March 31, 2003, respectively.

         d) Guarantee The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At March 31, 2003, the approximate aggregate guaranteed amounts were $35,000.

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(5) Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $186,000 accumulated from March 29, 1999 (Inception) through March 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

Three Months Ended March 31, 2003 As Compared to the Three Months Ended March 31, 2002

Sales

         The Company has recognized limited revenues of $36,210 from inception through March 31, 2003. Revenues for the three month period ended March 31, 2003 were $300 as compared to $300 for the three month period ended March 31, 2002.

         From the period from inception through March 31, 2003, the three month period ended March 31, 2003 and the three month period ended March 31, 2002, the Company earned revenues of $21,310, $300 and $300, respectively, related to transactions with various entities related by virtue of common ownership.

Expenses

         The Company has incurred expenses for management fees, professional fees and other costs of operations from inception through March 31, 2003 of approximately $222,699. Expenses for the three month period ended March 31, 2003, were $10,225 as compared to $6,630 for the three month period ended March 31, 2002. The Company's expenses will increase as it reorganizes business as further described below.

         The Company incurred expenses of $16,225 from the period from inception through March 31, 2003 relating to website trafficking fees to other website companies related by common ownership. The Company incurred expenses of $300 and $300 for the three month period ended March 31, 2003 and March 31, 2002, respectively, relating to website trafficking fees to other website companies related by common ownership.

Liquidity and Capital Resources

         As of March 31, 2003, the Company had existing cash reserves of $101. At March 31, 2003, the Company had a working capital deficiency of $157,949 and an accumulated deficit of $186,449. From its inception through March 31, 2003 the Company has primarily been involved in the organization and development of its business. Consequently, the Company has suffered operating and cash flow losses. The Company's net loss for the three month period ended March 31, 2003, was $9,925. The Company's net loss from inception through March 31, 2003, was $186,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Since its inception the Company has experienced negative cash flows and has met its cash requirements by issuing, through a private placement, shares of its common stock. The Company generated additional funds through borrowings from a related party. In addition, the related party has guaranteed the payment of certain third party liabilities on behalf of the Company. At March 31, 2003, the approximate aggregate guaranteed amounts were $35,000. Management anticipates that funds received from these sources and related party advances should be sufficient to satisfy contemplated cash requirements for the next 12 months. Management does not anticipate any significant purchase of equipment. The number of Company consultants at March 31, 2003, is adequate to maintain business.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

             The following exhibits are filed as part of this report:

             Exhibits:

             16.1 Letter from Former Independent Accountants (filed on Form 8-K dated April 11, 2003)

             99.1     Certification

             99.2     Certification of Chief Financial Officer

         (b) Reports on Form 8-K

         On April 11, 2003 the Company filed a Current Report on Form 8-K to disclose the following:

         Effective April 9, 2003, Kaufman, Rossin & Co. ("Kaufman") resigned as the principal accountants to audit the Company's financial statements. The reports of Kaufman on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein Kaufman expressed substantial doubt about the Company's ability to continue as a going concern. Kaufman's decision was presented to the Company and approved by the Company's board of directors, as it currently has no formal audit committee.

         In connection with the audit for the two most recent fiscal years and including the interim period up to and including the date of dismissal, there have been no disagreements with Kaufman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kaufman would have caused them to make reference thereto in their reports on the financial statements for such years; however, the reports were modified to include an explanatory paragraph wherein Kaufman expressed substantial doubt about the Company's ability to continue as a going concern.

         Effective April 9, 2003, the Company engaged the accounting firm of Durland & Company, CPA, P.A. as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                    Cactus New Media I, Inc.


                                    By:  /s/ RS Schmitt
                                       ---------------------------------------
                                       RS Schmitt, Principal Executive Officer
                                       and Principal Financial Officers


DATED: May 15, 2003

                                 Certifications

I, RS SCHMITT, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CACTUS NEW MEDIA I, INC.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MAY 15, 2003

/S/RS SCHMITT
-------------
RS SCHMITT
Chief Executive Officer (or equivalent)

I, RS SCHMITT, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CACTUS NEW MEDIA I, INC.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MAY 15, 2003

/S/RS SCHMITT
-------------
RS SCHMITT
Chief Financial Officer (or equivalent)