Form 10QSB
period 2003-06-30
CACTUS NEW MEDIA I INC
filed 2003-08-14
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
                                        -------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 150,750,000 Common Stock as of August 5, 2003.

         Transitional Small Business Disclosure Form.  Yes [ ]  No [X]

                                                   INDEX
                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION                                                                        3
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                                                   3

         Balance Sheets                                                                               3

         Statements of Operations                                                                     4

         Statements of Stockholders' Equity                                                           5

         Statements of Cash Flows                                                                     6

         Notes to Condensed Financial Statements                                                      7-9

Item 2.  Management's Discussion and Analysis and Plan of Operations                                  10

Item 3.  Controls and Procedures                                                                      11


PART II. OTHER INFORMATION                                                                            12
         -----------------

Item 1.  Legal Proceedings                                                                            12

Item 2.  Changes in Securities and Use of Proceeds                                                    12

Item 3.  Defaults Upon Senior Securities                                                              12

Item 4.  Submission of Matters to a Vote of Security Holders                                          12

Item 5.  Other Information                                                                            12

Item 6.  Exhibits and Reports on Form 8-K                                                             12

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                                         Cactus New Media I, Inc.
                                     (A Development Stage Enterprise)
                                               Balance Sheet




                                                                              June 30, 2003      December 31, 2002
                                                                            ------------------   ------------------
                                                                               (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash                                                                      $              101   $              101
  Accounts receivable                                                                      300                    0
                                                                            ------------------   ------------------

          Total current assets                                                             401                  101
                                                                            ------------------   ------------------

Total Assets                                                                $              401   $              101
                                                                            ==================   ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
  Accrued liabilities, $40,566 and $33,606 to related parties               $          162,180   $          151,720
                                                                            ------------------   ------------------
          Total current liabilities                                                    162,180              151,720
                                                                            ------------------   ------------------

Total Liabilities                                                                      162,180              151,720
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                               0                    0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      150,750,000 issued and outstanding                                                15,075               15,075
  Additional paid-in capital                                                            13,425               13,425
  Deficit accumulated during the development stage                                    (190,279)            (180,119)
                                                                            ------------------   ------------------

          Total stockholders' equity (deficit)                                        (161,779)            (151,619)
                                                                            ------------------   ------------------

Total Liabilities and  Stockholders' Equity (Deficit)                       $              401   $              101
                                                                            ==================   ==================


















     The accompanying notes are an integral part of the financial statements

                                          Cactus New Media I, Inc.
                                      (A Development Stage Enterprise)
                                          Statements of Operations



                                                                                                        From
                                                                        Six Months Ended           March 29, 1999
                                                                            June 30,                (Inception)
                                                                 -------------------------------       through
                                                                       2003             2002        June 30, 2003
                                                                 ----------------   ------------   ----------------
                                                                   (unaudited)       (unaudited)     (unaudited)
Revenues                                                         $            600   $      2,000   $         36,510
                                                                 ----------------   ------------   ----------------

Expenses
   Consulting                                                                   0              0              1,100
   Contract labor                                                               0              0              1,018
   Interest to a related party                                                600            600              5,000
   Internet services                                                          600            500             32,092
   Licenses and taxes                                                           0              0              1,076
   Management fee to related party                                          6,000          6,000             50,000
   Office                                                                       0              5                843
   Professional fees                                                        3,500         11,641            135,160
   Rent to related party                                                       60             60                500
                                                                 ----------------   ------------   ----------------

   Total expenses                                                          10,760         18,806            226,789
                                                                 ----------------   ------------   ----------------

Net loss                                                         $        (10,160)  $    (16,806)  $       (190,279)
                                                                 ================   ============   ================

Loss per weighted average common share                           $              0   $          0
                                                                 ================   ============

Number of weighted average common shares outstanding                  150,750,000    150,750,000
                                                                 ================   ============
























     The accompanying notes are an integral part of the financial statements

                                               Cactus New Media I, Inc.
                                           (A Development Stage Enterprise)
                                     Statements of Stockholders' Equity (Deficit)





                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                                                     Additional       Note        During the     Stockholders'
                                             Number of      Common     Paid-In     Receivable     Development       Equity
                                              Shares         Stock     Capital     Stockholder       Stage         (Deficit)
                                           -------------  ---------- -----------  --------------  -------------  -------------
BEGINNING BALANCE, March 29, 1999                      0  $        0  $        0  $            0  $           0   $          0

Shares issued to founders                    135,000,000      13,500     (13,500)              0              0              0
Sale of stock for cash                         4,740,000         474       7,426               0              0          7,900
Shares issued for note receivable             10,260,000       1,026      16,074         (17,100)             0              0

Net loss                                               0           0           0               0        (11,839)       (11,839)
                                           -------------  ----------  ----------  --------------  -------------   ------------

BALANCE, December 31, 1999                   150,000,000      15,000      10,000         (17,100)       (11,839)        (3,939)

Collection of note receivable                          0           0           0          17,100              0         17,100
Shares issued for services                       750,000          75       2,425               0              0          2,500
Net loss                                               0           0           0               0        (31,995)       (31,995)
                                           -------------  ----------  ----------  --------------  -------------   ------------

BALANCE, December 31, 2000                   150,750,000      15,075      12,425               0        (43,834)       (16,334)

Warrants issued to transfer agent                      0           0       1,000               0              0          1,000
Net loss                                               0           0           0               0       (107,990)      (107,990)
                                           -------------  ----------  ----------  --------------  -------------   ------------

BALANCE, December 31, 2001                   150,750,000      15,075      13,425               0       (151,824)      (123,324)

Net loss                                               0           0           0               0        (28,295)       (28,295)
                                           -------------  ----------  ----------  --------------  -------------   ------------

BALANCE, December 31, 2002                   150,750,000      15,075      13,425               0       (180,119)      (151,619)

Net loss                                               0           0           0               0        (10,160)       (10,160)
                                           -------------  ----------  ----------  --------------  -------------   ------------

ENDING BALANCE, June 30, 2003
(unaudited)                                  150,750,000  $   15,075  $   13,425  $            0  $    (190,279)  $   (161,779)
                                           =============  ==========  ==========  ==============  =============   ============




















     The accompanying notes are an integral part of the financial statements

                                              Cactus New Media I, Inc.
                                          (A Development Stage Enterprise)
                                              Statements of Cash Flows





                                                                                                        From
                                                                       Six Months Ended            March 29, 1999
                                                                           June 30,                  (Inception)
                                                              --------------------------------         through
                                                                   2003             2002           June 30, 2003
                                                              ---------------   --------------   ------------------
                                                                (unaudited)      (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $       (10,160)  $      (16,806)  $         (190,279)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                              0                0                3,500
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                       (300)               0                 (300)
        Increase (decrease) in accrued liabilities                     10,460           16,329              162,180
                                                              ---------------   --------------   ------------------

Net cash used by operating activities                                       0             (477)             (24,899)
                                                              ---------------   --------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                      0                0               25,000
                                                              ---------------   --------------   ------------------

Net cash provided by financing activities                                   0                0               25,000
                                                              ---------------   --------------   ------------------

Net increase (decrease) in cash                                             0             (477)                 101
                                                              ---------------   --------------   ------------------

CASH, beginning of period                                                 101              678                    0
                                                              ---------------   --------------   ------------------

CASH, end of period                                           $           101   $          201   $              101
                                                              ===============   ==============   ==================
























     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
    (Information with regard to the six months ended June 30, 2003 and 2002 is unaudited)

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

         The Company is a United States public company and is eligible for trading on the Over-the-Counter Bulletin Board (OTC:BB), although no shares have been traded. The Company is available as a public shell to be acquired or to merge with another entity. The Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage company.

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

         f) Interim financial information. The financial statements for the six months ended June 30, 2003 and 2002, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(2) Stockholders' Equity

         The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At June 30, 2003, no preferred stock shares were issued and outstanding.

         In July 2001, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000, and effectuated a 15 for 1 stock split of the Company's common stock. All stock information has been adjusted to give effect to this split.

(3) Income Taxes

         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $190,279 expiring $10,160, $28,295, $107,990, $31,995 and $11,839 at December 31, 2023,
         2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of June 30, 2003 is approximately $65,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Related Parties

         a) Office lease. The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $60, $60 and $500 for the six months ended June 30, 2003 and 2002 and the period from inception (March 29, 1999) through June 30, 2003, respectively.

         b) Consulting services. The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $6,000, $6,000 and $50,000 for the six months ended June 30, 2003 and 2002 and for the period from inception (March 29, 1999) through June 30, 2003, respectively. In addition, the Company incurred interest expense amounting to $600, $600 and $5,000 for the six months ended June 30, 2003 and 2002 and for the period from inception (March 29, 1999) through June 30, 2003, respectively, for those services.

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Related Parties (Continued)

         c) Website fees. The Company earned revenues of $600, $2,000 and $36,510, and incurred expenses of $600, $500 and $32,092 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the six months ended June 30, 2003 and 2002 and for the period from inception (March 29, 1999) through June 30, 2003, respectively.

         d) Guarantee. The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At June 30, 2003, the approximate aggregate guaranteed amounts were $35,000.

(5) Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $190,000 accumulated from March 29, 1999 (Inception) through June 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

Results of Operations

Sales

         The Company has recognized limited revenues from website trafficking fees of $36,510 from inception through June 30, 2003. Revenues for the six month period ended June 30, 2003 were $600 as compared to $2,000 for the six month period ended June 30, 2002.

         From the period from inception through June 30, 2003, the six month period ended June 30, 2003 and the six month period ended June 30, 2002, the Company earned revenues of $36,510, $600 and $2,000, respectively, related to transactions with various entities related by virtue of common ownership.

Expenses

         The Company has incurred expenses for management fees, professional fees and other costs of operations from inception through June 30, 2003 of approximately $226,789. Expenses for the six month period ended June 30, 2003, were $10,760 as compared to $16,806 for the six month period ended June 30, 2002. The Company's expenses will increase as it reorganizes business as further described below.

         The Company incurred expenses of $32,092 from the period from inception through June 30, 2003 relating to website trafficking fees to other website companies related by common ownership. The Company incurred expenses of $600 and $500 for the six month period ended June 30, 2003 and June 30, 2002, respectively, relating to website trafficking fees to other website companies related by common ownership.

         The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $60, $60 and $500 for the six months ended June 30, 2003 and 2002 and the period from inception through June 30, 2003, respectively.

         The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $6,000, $6,000 and $50,000 for the six months ended June 30, 2003 and 2002 and for the period from inception through June 30, 2003, respectively. In addition, the Company incurred interest expense amounting to $600, $600 and $5,000 for the six months ended June 30, 2003 and 2002 and for the period from inception through June 30, 2003, respectively, for those services.

Liquidity and Capital Resources

         As of June 30, 2003, the Company had existing cash reserves of $101. At June 30, 2003, the Company had a working capital deficiency of $161,779 and an accumulated deficit of $190,279. From its inception through June 30, 2003 the Company has primarily been involved in the organization and development of its business. Consequently, the Company has suffered operating and cash flow losses. The Company's net loss for the six month period ended June 30, 2003, was $10,160. The Company's net loss from inception through June 30, 2003, was $190,279. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Since its inception the Company has experienced negative cash flows and has met its cash requirements by issuing, through a private placement, shares of its common stock. The Company generated additional funds through borrowings from a related party. In addition, the related party has guaranteed the payment of certain third party liabilities on behalf of the Company. At June 30, 2003, the approximate aggregate guaranteed amounts were approximately $35,000. Management anticipates that funds received from these sources and related party advances should be sufficient to satisfy contemplated cash requirements for the next 12 months. Management does not anticipate any significant purchase of equipment. The number of Company consultants at June 30, 2003, is adequate to maintain business.

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

Item 3. Controls and Procedures

         The Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (the "CEO") and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Company's CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to the Company's management, including its CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There has been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (a) Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  16.1 Letter from Former Independent Accountants (filed on Form 8-K dated April 11, 2003)

                  31.1     302 Certification of Chief Executive Officer

                  31.2     302 Certification Principal Financial Officer

                  32.1     906 Certification of Chief Executive Officer

                  32.2     906 Certification of Principal Financial Officer

         (b) Reports on Form 8-K

         On April 11, 2003 the Company filed a Current Report on Form 8-K to disclose under Item 4 the following:

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

                                     Cactus New Media I, Inc.


                                     By:/s/ RS Schmitt
                                        ---------------------------------------
                                        RS Schmitt, Chief Executive Officer and
                                        Principal Financial Officer


DATED: August 11, 2003