Form 10QSB
period 2003-09-30
CACTUS NEW MEDIA I INC
filed 2003-11-13
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003
                                        ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,507,500 Common Stock as of November 5, 2003.

         Transitional Small Business Disclosure Form.  Yes [ ]  No [X]

                                             INDEX
                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION                                                            3
-------  ---------------------

Item 1.  Condensed Financial Statements (unaudited)                                       3

         Balance Sheets                                                                   3

         Statements of Operations                                                         4

         Statements of Stockholders' Equity                                               5

         Statements of Cash Flows                                                         6

         Notes to Condensed Financial Statements                                          7

Item 2.  Management's Discussion and Analysis and Plan of Operations                      10

Item 3.  Controls and Procedures                                                          12


PART II. OTHER INFORMATION                                                                13
-------- -----------------

Item 1.  Legal Proceedings                                                                13

Item 2.  Changes in Securities and Use of Proceeds                                        13

Item 3.  Defaults Upon Senior Securities                                                  13

Item 4.  Submission of Matters to a Vote of Security Holders                              13

Item 5.  Other Information                                                                13

Item 6.  Exhibits and Reports on Form 8-K                                                 13

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

                                             Cactus New Media I, Inc.
                                         (A Development Stage Enterprise)
                                                   Balance Sheet




                                                                               September 30,        December 31,
                                                                                   2003                2002
                                                                            ------------------  -------------------
                                                                               (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash                                                                      $              101  $               101
  Accounts receivable                                                                      600                    0
                                                                            ------------------  -------------------

          Total current assets                                                             701                  101
                                                                            ------------------  -------------------

Total Assets                                                                $              701  $               101
                                                                            ==================  ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
    Accrued liabilities, $44,996 and $33,606 to related parties             $          166,010  $           151,720
          Total current liabilities                                                    166,010              151,720
                                                                            ------------------  -------------------

Total Liabilities                                                                      166,010              151,720
                                                                            ------------------  -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                               0                    0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      150,750,000 issued and outstanding                                                15,075               15,075
  Additional paid-in capital                                                            13,425               13,425
  Deficit accumulated during the development stage                                    (193,809)            (180,119)
                                                                            ------------------  -------------------

          Total stockholders' equity (deficit)                                        (165,309)            (151,619)
                                                                            ------------------  -------------------

Total Liabilities and Stockholders' Equity (Deficit)                        $              701  $               101
                                                                            ==================  ===================
















     The accompanying notes are an integral part of the financial statements

                                             Cactus New Media I, Inc.
                                         (A Development Stage Enterprise)
                                             Statements of Operations
                                                    (Unaudited)



                                                                                                                From
                                                      Three Months Ended          Nine Months Ended        March 29, 1999
                                                        September 30,               September 30,            (Inception)
                                                  --------------------------  ---------------------------      through
                                                                                                              September
                                                       2003          2002         2003           2002         30, 2003
                                                  -------------  -----------  ------------  -------------  ---------------
REVENUES                                          $         300  $       200  $        900  $       2,200  $        36,810
                                                  -------------  -----------  ------------  -------------  ---------------

OPERATING EXPENSES:
   Consulting                                                              0                            0            1,100
   Contract labor                                                          0                            0            1,018
   Interest to a related party                              300          300           900            900            5,300
   Internet services                                          0          200           600            700           32,092
   Licenses and taxes                                         0            0             0              0            1,076
   Management fee to related party                        3,000        3,000         9,000          9,000           53,000
   Office expenses                                            0           26             0             31              843
   Professional fees                                        500        4,803         4,000         16,444          135,660
   Rent to a related party                                   30           30            90             90              530
                                                  -------------  -----------  ------------  -------------  ---------------

          Total expenses                                  3,830        8,359        14,590         27,165          230,619
                                                  -------------  -----------  ------------  -------------  ---------------

Net income (loss)                                 $      (3,530) $    (8,159) $    (13,690) $     (24,965) $      (193,809)
                                                  =============  ===========  ============  =============  ===============

Income (loss) per weighted average common
share                                             $       (0.01) $     (0.01) $      (0.01) $       (0.01)
                                                  =============  ===========  ============  =============

Number of weighted average common shares
outstanding                                         150,750,000  150,750,000   150,750,000    150,750,000
                                                  ============= ============ =============  =============


















     The accompanying notes are an integral part of the financial statements

                                             Cactus New Media I, Inc.
                                         (A Development Stage Enterprise)
                                   Statements of Stockholders' Equity (Deficit)




                                                                                                     Deficit
                                                                                                   Accumulated       Total
                                                                       Additional      Note        During the     Stockholders'
                                              Number of     Common      Paid-In     Receivable     Development        Equity
                                                Shares      Stock       Capital     Stockholder       Stage         (Deficit)
                                            -------------  ----------  ----------  --------------  -------------  -------------
BEGINNING BALANCE, March 29, 1999                       0  $        0  $        0  $            0  $           0  $           0

Shares issued to founders                     135,000,000      13,500     (13,500)              0              0              0
Sale of stock for cash                          4,740,000         474       7,426               0              0          7,900
Shares issued for note receivable              10,260,000       1,026      16,074         (17,100)             0              0

Net loss                                                0           0           0               0        (11,839)       (11,839)
                                            -------------  ----------  ----------  --------------  -------------  -------------

BALANCE, December 31, 1999                    150,000,000      15,000      10,000         (17,100)       (11,839)        (3,939)

Collection of note receivable                           0           0           0          17,100              0         17,100
Shares issued for services                        750,000          75       2,425               0              0          2,500
Net loss                                                0           0           0               0        (31,995)       (31,995)
                                            -------------  ----------  ----------  --------------  -------------  -------------

BALANCE, December 31, 2000                    150,750,000      15,075      12,425               0        (43,834)       (16,334)

Warrants issued to transfer agent                       0           0       1,000               0              0          1,000
Net loss                                                0           0           0               0       (107,990)      (107,990)
                                            -------------  ----------  ----------  --------------  -------------  -------------

BALANCE, December 31, 2001                    150,750,000      15,075      13,425               0       (151,824)      (123,324)

Net loss                                                0           0           0               0        (28,295)       (28,295)
                                            -------------  ----------  ----------  --------------  -------------  -------------

BALANCE, December 31, 2002                    150,750,000      15,075      13,425               0       (180,119)      (151,619)

Net loss                                                0           0           0               0        (13,690)       (13,690)
                                            -------------  ----------  ----------  --------------  -------------  -------------

ENDING BALANCE, September 30, 2003
(unaudited)                                   150,750,000  $   15,075  $   13,425  $            0  $    (193,809) $    (165,309)
                                            =============  ==========  ==========  ==============  =============  =============













     The accompanying notes are an integral part of the financial statements

                                            Cactus New Media I, Inc.
                                         (A Development Stage Enterprise)
                                             Statements of Cash Flows
                                                    (Unaudited)




                                                                                                       From
                                                                     Nine Months Ended            March 29, 1999
                                                                       September 30,                (Inception)
                                                              --------------------------------        through
                                                                   2003             2002        September 30, 2003
                                                              ---------------  ---------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $       (13,690) $       (24,965) $          (193,809)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                              0                0                3,500
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                       (600)               0                 (600)
        Increase (decrease) in accrued liabilities                     14,290           24,388              166,010
                                                              ---------------  ---------------  -------------------

Net cash used by operating activities                                       0             (577)             (24,899)
                                                              ---------------  ---------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                      0                0               25,000
                                                              ---------------  ---------------  -------------------

Net cash provided by financing activities                                   0                0               25,000
                                                              ---------------  ---------------  -------------------

Net increase (decrease) in cash                                             0             (577)                 101
                                                              ---------------  ---------------  -------------------

CASH, beginning of period                                                 101              678                    0
                                                              ---------------  ---------------  -------------------

CASH, end of period                                           $           101  $           101  $               101
                                                              ===============  ===============  ===================



















     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                (Information with regard to the nine months ended
                   September 30, 2003 and 2002 is unaudited)

(1) Summary of Significant Accounting Policies

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

         The Company is a United States public company and is eligible for trading on the Over-the-Counter Bulletin Board, (OTC:BB), although limited shares have been traded. The Company is available as a public shell to be acquired or to merge with another entity. The Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage company.

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

         f) Interim financial information. The financial statements for the nine months ended September 30, 2003 and 2002, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                (Information with regard to the nine months ended
                   September 30, 2003 and 2002 is unaudited)

(2) Stockholders' Equity

         The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At September 30, 2003, no preferred stock shares were issued and outstanding.

         In July 2001, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000, and effectuated a 15 for 1 stock split of the Company's common stock. All stock information has been adjusted to give effect to this split.

(3) Income Taxes

         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $193,800 expiring $13,700, $28,300, $108,000, $32,000 and $11,800 at December
         31, 2023, 2022, 2021, 2020 and 2019, respectively. The amount recorded as deferred tax asset as of September 30, 2003 is approximately $65,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4) Related Parties

         a) Office lease. The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $90, $90 and $530 for the nine months ended September 30, 2003 and 2002 and the period from inception (March 29, 1999) through September 30, 2003, respectively.

         b) Consulting services. The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $9,000, $9,000 and $53,000 for the nine months ended September 30, 2003 and 2002 and for the period from inception (March 29, 1999) through September 30, 2003, respectively. In addition, the Company incurred interest expense amounting to $900, $900 and $5,300 for the nine months ended September 30, 2003 and 2002 and for the period from inception (March 29, 1999) through September 30, 2003, respectively, for those services.

         c) Website fees. The Company earned revenues of $900, $2,200 and $36,810, and incurred expenses of $600, $700 and $32,092 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the nine months ended September 30, 2003 and 2002 and for the period from inception (March 29, 1999) through September 30, 2003, respectively.

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                (Information with regard to the nine months ended
                   September 30, 2003 and 2002 is unaudited)

(4) Related Parties (Continued)

         d) Guarantee. The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At September 30, 2003, the approximate aggregate guaranteed amounts were $35,000.

(5) Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $194,000 accumulated from March 29, 1999 (Inception) through September 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

(7) Subsequent Events - Stockholders' equity

         On October 24, 2003, the Company amended its articles of incorporation increasing its authorized common stock to 10,000,000,000 and completed a 1 for 100 reverse split of its issued and outstanding common stock, subsequent to which the Company had 1,507,500 shares of common stock issued and outstanding.

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

Results of Operations

Sales

         The Company has recognized limited revenues from website trafficking fees of $36,810 from inception through September 30, 2003. Revenues for the nine month period ended September 30, 2003 were $900 as compared to $2,200 for the nine month period ended September 30, 2002.

         From the period from inception through September 30, 2003, the nine month period ended September 30, 2003 and the nine month period ended September 30, 2002, the Company earned revenues of $36,810, $900 and $2,200, respectively, related to transactions with various entities related by virtue of common ownership.

Expenses

         The Company has incurred expenses for management fees, professional fees and other costs of operations from inception through September 30, 2003 of approximately $230,619. Expenses for the nine month period ended September 30, 2003, were $14,590 as compared to $27,165 for the nine month period ended September 30, 2002. The Company's expenses will increase as it reorganizes business as further described below.

         The Company incurred expenses of $32,092 from the period from inception through September 30, 2003 relating to website trafficking fees to other website companies related by common ownership. The Company incurred expenses of $600 and $700 for the nine month period ended September 30, 2003 and September 30, 2002, respectively, relating to website trafficking fees to other website companies related by common ownership.

         The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $90, $90 and $530 for the nine months ended September 30, 2003 and 2002 and the period from inception through September 30, 2003, respectively.

         The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $9,000, $9,000 and $53,000 for the nine months ended September 30, 2003 and 2002 and for the period from inception through September 30, 2003, respectively. In addition, the Company incurred interest expense amounting to $900, $900 and $5,300 for the nine months ended September 30, 2003 and 2002 and for the period from inception through September 30, 2003, respectively, for those services.

Liquidity and Capital Resources

         As of September 30, 2003, the Company had existing cash reserves of $101. At September 30, 2003, the Company had a working capital deficiency of $165,309 and an accumulated deficit of $193,809. From its inception through September 30, 2003 the Company has primarily been involved in the organization and development of its business. Consequently, the Company has suffered operating and cash flow losses. The Company's net loss from inception through September 30, 2003, was $194,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Since its inception the Company has experienced negative cash flows and has met its cash requirements by issuing, through a private placement, shares of its common stock. The Company generated additional funds through borrowings from a related party. In addition, the related party has guaranteed the payment of certain third party liabilities on behalf of the Company. At September 30, 2003, the approximate aggregate guaranteed amounts were approximately $35,000. Management anticipates that funds received from these sources and related party advances should be sufficient to satisfy contemplated cash requirements for the next 12 months. Management does not anticipate any significant purchase of equipment. The number of Company consultants at September 30, 2003, is adequate to maintain business.

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

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On October 24, 2003 the Company held a special meeting of its stockholders for purposes of amending the Company's Certificate of Incorporation to increase its authorized shares of common stock to 10,000,000,000 and effect a 100 for 1 reverse stock split of its outstanding common stock. The Board of Directors of the Company affixed the close of business on September 29, 2003 as the record date for determining the stockholders entitled to vote at the meeting. The matters were approved at the meeting by a majority of the outstanding shares of the Company's common stock. Following the filing of a Certificate of Amendment with the State of Delaware, there are 1,507,500 shares of common stock outstanding.

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

                                         Cactus New Media I, Inc.


                                         By:  /s/ RS Schmitt
                                            -----------------------------------
                                            RS Schmitt, Chief Executive Officer
                                            and Principal Financial Officer


DATED: November 11, 2003