Form 10KSB
period 2003-12-31
CACTUS NEW MEDIA I INC
filed 2004-02-05
CIK 1083944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

          Title of Each Class   Name of Each Exchange on Which Registered
          ---------------------------------------------------------------
                                      None

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

State issuer's revenues (net loss) for its most recent fiscal year.  $(27,812).

State the aggregate market value of the voting stock held by non-affiliates (157,500 shares) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of January 31, 2004 ($.0)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 31, 2004: 1,507,500 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)      Yes [ ]    No [X]

                                Table of Contents

                                                                                             Page
                                                                                             ----
PART I                                                                                         3
------

Item 1.       Description of Business                                                          3

Item 2.       Description of Property                                                          4

Item 3.       Legal Proceedings                                                                4

Item 4        Submission of Matters to a Vote of Security Holders                              4

PART II
-------                                                                                        5

Item 5.       Market for Common Equity and Related Stockholder Matters                         5

Item 6.       Management's Discussion and Analysis                                             5

Item 7.       Financial Statements                                                             8

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                             8

Item 8A.      Controls and Procedures                                                          9

PART III                                                                                       10
--------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                                10

Item 10.      Executive Compensation                                                           11

Item 11.      Security Ownership of Certain Beneficial Owners and Management                   11

Item 12.      Certain Relationships and Related Transactions                                   12

Item 13.      Exhibits, Lists and Reports on Form 8-K                                          12

Item 14.      Principal Accountant Fees and Services                                           13

                                     PART I

Item 1.  Description of Business

         Our company, Cactus New Media I, Inc., is a Delaware corporation. We are a development stage company that was incorporated on March 29, 1999 for the purpose of engaging in the business of Internet entertainment services and telecommunications. Since our inception, we have experienced negative cash flows and operating losses.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 24, 2003, we held a special meeting of our stockholders for purposes of amending the Company's Certificate of Incorporation to increase our authorized shares of common stock to 10,000,000,000 and effect a 100 for 1 reverse stock split of our outstanding common stock. Our Board of directors affixed the close of business on September 29, 2003 as the record date for determining the stockholders entitled to vote at the meeting. The matters were approved at the meeting by a majority of the outstanding shares of the Company's common stock. Following the filing of a Certificate of Amendment with the State of Delaware, there are 1,507,500 shares of common stock outstanding.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market

         Our common stock was approved for quotation on the Over the Counter Bulletin Board on February 5, 2000. Our trading symbol is CTSM. Prior to the approval there was no public trading market for our securities. While our common stock is listed on the OTC Bulletin Board, the current market for our common stock remains inactive. On January 30, 2004, there was no bid or ask price for our common stock.

         We have approximately 28 holders of record of our common stock.

         We have not declared any dividends on our common stock since our inception. We do not anticipate declaring any dividends in the foreseeable future. If we decide to pay dividends, our ability to pay dividends would be restricted by our financial ability to pay dividends and Delaware law.

Other Matters

         On October 24, 2003, we held a special meeting of our stockholders for purposes of amending the Company's Certificate of Incorporation to increase our authorized shares of common stock to 10,000,000,000 and effect a 100 for 1 reverse stock split of our outstanding common stock. Our Board of directors affixed the close of business on September 29, 2003 as the record date for determining the stockholders entitled to vote at the meeting. The matters were approved at the meeting by a majority of the outstanding shares of the Company's common stock. Following the filing of a Certificate of Amendment with the State of Delaware, there are 1,507,500 shares of common stock outstanding.

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

Plan of Operations

         We have recognized limited revenues from inception through December 31, 2003. We believe we will continue to operate at a loss for the next 12 months. We expect to have limited sales, if any, as we continue to develop our business.

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

Sales

         We earned revenues of $1,200 related to transactions with various entities related by virtue of common ownership for the year ended December 31, 2003, as compared to $2,200 for the year ended December 31, 2002.

Results of Operations

         We incurred expenses for the year ended December 31, 2002 of $30,495 as compared to $29,012 for the year ended December 31, 2003. The majority of our expenses incurred are due to management fees, administrative expenses and professional fees. Since inception we have also incurred expenses from management fees, web hosting and rent payments to related parties. Since inception we have primarily been involved in our organization and development of our business. Consequently, we suffered operating and cash flow losses. Our net loss for the year ended December 31, 2002 was $28,295. Our net loss for the year ended December 31, 2003 was $27,812. Our net loss since inception is $209,131. We expect similar losses for the next 12 months.

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

         Our majority shareholder and sole officer and director has guaranteed the payment of certain third party liabilities on behalf of the Company. At December 31, 2003, the approximate aggregate guaranteed amounts were $35,000.

         We do not anticipate any significant purchase of equipment unless we expand our business. The services of RS Schmitt and consultants at year end December 31, 2003 is adequate to maintain our business.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective April 9, 2003, Kaufman, Rossin & Co. ("Kaufman") resigned as the principal accountants to audit our financial statements. The reports of Kaufman on our financial statements for the fiscal years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein Kaufman expressed substantial doubt about our ability to continue as a going concern. Kaufman's decision was presented to our company and approved by our board of directors, as we currently have no formal audit committee.

         Effective April 9, 2003, we engaged the accounting firm of Durland & Company, CPA, PA ("Durland") as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2003.

         Effective January 19, 2004, Durland resigned as the principal accountants to audit our financial statements. The reports of Durland on our financial statements for the past fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein Durland expressed substantial doubt about our ability to continue as a going concern. Durland's decision was presented to our company and approved by our board of directors, as we have no formal audit committee.

         Effective January 19, 2004, we engaged the accounting firm of Baum & Company, P.A. as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2003.

Item 8A. Controls and Procedures

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth certain information concerning each of our directors and executive officers:

         Name             Age          Position
         ----             ---          --------

         RS Schmitt       39           President, Secretary, Treasurer and
                                       Director (Principal Executive Officer and
                                       Principal Accounting Officer)

         RS Schmitt - Mr. Schmitt has been our director since our formation in March 1999, and was elected to be our president, secretary, and treasurer in mid 1999. Mr. Schmitt has extensive experience in the Internet and communications industry. Mr. Schmitt is also a director of the following companies: Computer Consultants & Associates, a Web site development and management company; 305-672-9200 Management, a business management and consulting firm; Mel Schmitt Realty, a commercial and residential real estate company; and Private Client Services, a consulting company. Mr. Schmitt was also the managing partner of the web site Miami-Exotics. Mr. Schmitt holds a bachelor degree in speech communication and business administration.

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

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation awarded or to be paid to our president and executive officer during the past three fiscal years:

    Name and Position               Year         Salary       Other Compensation
    -----------------               ----         ------       ------------------

RS Schmitt, President               2003        $12,000*            None
                                    2002        $12,000*            None
                                    2001        $12,000*            None

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

         The information below includes shares of common stock underlying our outstanding warrants.

                                          Number of            Percentage of
Name and Address                        Shares Owned           Shares owned
----------------                        ------------           ------------

RS Schmitt                                 1,350,000              89.6%
437 41st Street
Miami Beach, Florida 33140

All directors & officers                   1,350,000              89.6%
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

Item 13. Exhibits, Lists and Reports on Form 8-K

         Exhibit Index:

         2.0      Articles of Incorporation*
         2.1      By-laws*
                  Articles of Amendment**
         3        Specimen Common Stock Certificate*
         4        Subscription Agreement*
         31.1     Certification of Chief Executive Officer (Rule 13a-14)
         31.2     Certification of Chief Financial Officer (Rule 13a-14)
         32.1     Certification of Chief Executive Officer (Section 1350)
         32.2     Certification of Chief Financial Officer (Section 1350)

         *  incorporated by reference to Form 10-SB
         ** incorporated by reference to Definitive Information Statement filed
            October 14, 2003.

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

Year ended December 31, 2003 (audit performed by Baum & Company, P.A.)

         Audit Fees: The aggregate fees, including expenses, billed by Baum & Company, P.A. in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $3,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by Baum & Company for services reasonably related to the audit for the year ended December 31, 2003 were $3,000.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Baum & Company during year 2003 was $-0-.

Year ended December 31, 2002 (audit performed by Durland & Company, C.P.A.,
P.A.)

         Audit Fees: The aggregate fees, including expenses, billed by Durland & Company, C.P.A., P.A. in connection with the audit of our consolidated financial statements for fiscal year ended December 31, 2003 and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was $4,500.

         Audit Related Fees: The aggregate fees, including expenses, billed by Durland & Company for services reasonably related to the audit for the year ended December 31, 2002 were $4,500.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Durland & Company during year 2002 was $-0-.

         The board of directors has considered whether the provisions of the services covered above under the captions "Financial Information Systems Design and Implementation Fees" and "All Other Fees" is compatible with maintaining the auditor's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Cactus New Media I, Inc.


Date: February 5, 2004                /s/ RS Schmitt
                                      ------------------------------------------
                                      RS Schmitt, President, Principal Executive
                                      Officer and Principal Accounting Officer

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

Statements of Cash Flows.....................................................F-7

Notes to Financial Statement..........................................F-8 - F-10

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cactus New Media I, Inc.
(A Development Stage Enterprise)
Miami Beach, Florida

We have audited the accompanying balance sheet of Cactus New Media I, Inc., a development stage enterprise, as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the period from March 29, 1999 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cactus New Media I, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the period from March 29, 1999 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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




                                                       /s/ Baum & Company,  P.A.
Coral Springs, Florida
January 31, 2004

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




                                              /s/  Durland & Company, CPAs, P.A.
Palm Beach, Florida
April 14, 2003

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet




                                                                                             December 31,
                                                                                                 2003
                                                                                             ------------
                                              ASSETS
CURRENT ASSETS
  Cash                                                                                         $     162
                                                                                               ---------

          Total current assets                                                                       162
                                                                                               ---------

Total Assets                                                                                   $     162
                                                                                               =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Accrued liabilities, $84,701  to related parties                                          $ 179,593
                                                                                               ---------

          Total current liabilities                                                              179,593
                                                                                               ---------

Total Liabilities                                                                                179,593
                                                                                               ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                         0
  Common stock, $0.0001 par value, authorized 10,000,000,000 shares;
      1,507,500 issued and outstanding                                                               151
  Additional paid-in capital                                                                      28,349
  Deficit accumulated during the development stage                                              (207,931)
                                                                                               ---------

          Total stockholders' equity (deficit)                                                  (179,431)
                                                                                               ---------

Total Liabilities and  Stockholders' Equity (Deficit)                                          $     162
                                                                                               =========

















     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations





                                                                                                       From
                                                                                                  March 29, 1999
                                                                   Year Ended December 31,         (Inception)
                                                                ------------------------------        through
                                                                      2003           2002       December 31, 2003
                                                                ------------------------------ --------------------
Revenues                                                        $          1,200  $      2,200  $            37,110
                                                                ----------------  ------------  -------------------

Expenses
   Consulting                                                                  0             0                1,100
   Contract labor                                                              0             0                1,018
   Interest to a related party                                             1,200         1,200                5,600
   Internet services                                                       1,200           700               32,692
   Licenses and taxes                                                        358            81                1,434
   Management fee to related party                                        12,000        12,000               56,000
   Office & administrative expenses                                        7,214            31                8,057
   Professional fees                                                       6,920        16,363              138,580
   Rent to related party                                                     120           120                  560
                                                                ----------------  ------------  -------------------

   Total expenses                                                         29,012        30,495              245,041
                                                                ----------------  ------------  -------------------

Net loss                                                        $        (27,812) $    (28,295) $          (207,931)
                                                                ================  ============  ===================

Loss per weighted average common share                          $              0  $          0
                                                                ================  ============

Number of weighted average common shares outstanding                   1,507,500     1,507,500
                                                                ================  ============



















     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)





                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                                                      Additional      Note        During the     Stockholders'
                                             Number of      Common     Paid-In     Receivable     Development       Equity
                                              Shares        Stock      Capital     Stockholder       Stage        (Deficit)
                                           -------------  ----------  ----------  --------------  -------------  -------------
BEGINNING BALANCE, March 29, 1999                      0  $        0  $        0  $            0  $           0  $           0

Shares issued to founders                      1,350,000         135        (135)              0              0              0
Sale of stock for cash                            47,400           5       7,895               0              0          7,900
Shares issued for note receivable                102,600         100      17,000         (17,100)             0              0

Net loss                                               0           0           0               0        (11,839)       (11,839)
                                           -------------  ----------  ----------  --------------  -------------  -------------

BALANCE, December 31, 1999                     1,500,000         150      24,850         (17,100)       (11,839)        (3,939)

Collection of note receivable                          0           0           0          17,100              0         17,100
Shares issued for services                         7,500           1       2,499               0              0          2,500
Net loss                                               0           0           0               0        (31,995)       (31,995)
                                           -------------  ----------  ----------  --------------  -------------  -------------

BALANCE, December 31, 2000                     1,507,500         151      27,349               0        (43,834)       (16,334)

Warrants issued to transfer agent                      0           0       1,000               0              0          1,000
Net loss                                               0           0           0               0       (107,990)      (107,990)
                                           -------------  ----------  ----------  --------------  -------------  -------------

BALANCE, December 31, 2001                     1,507,500         151      28,449               0       (151,824)      (123,224)

Net loss                                               0           0           0               0        (28,295)       (28,295)
                                           -------------  ----------  ----------  --------------  -------------  -------------

BALANCE, December 31, 2002                     1,507,500         151      28,349               0       (180,119)      (151,619)

Net loss                                                                                                (27,812)

                                           -------------  ----------  ----------  --------------  -------------  -------------
ENDING BALANCE, December 31, 2003              1,507,500  $      151  $   28,349  $            0  $    (207,931) $    (179,431)
                                           =============  ==========  ==========  ==============  =============  =============














     The accompanying notes are an integral part of the financial statements

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows





                                                                                                       From
                                                                                                  March 29, 1999
                                                                  Year Ended December 31,           (Inception)
                                                              --------------------------------        through
                                                                   2003             2002         December 31, 2003
                                                              ---------------  ---------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $       (27,812) $       (28,295) $          (207,931)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                              0                0                3,500
Changes in operating assets and liabilities
        Other current assets                                                0                0                    0
        Increase (decrease) in accrued liabilities                     27,873           27,718              179,593
                                                              ---------------  ---------------  -------------------

Net cash used by operating activities                                      61             (577)             (24,838)
                                                              ---------------  ---------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                      0                0               25,000
                                                              ---------------  ---------------  -------------------

Net cash provided by financing activities                                   0                0               25,000
                                                              ---------------  ---------------  -------------------

Net increase (decrease) in cash                                            61             (577)                 162
                                                              ---------------  ---------------  -------------------

CASH, beginning of period                                                 101              678                    0
                                                              ---------------  ---------------  -------------------

CASH, end of period                                           $           162  $           101  $               162
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

         In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000, and effectuated a 100 for 1 reverse stock split of the Company's common stock. All stock information has been adjusted to give effect to this split.

(3) Income Taxes

         Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $207,931 expiring starting in 2014. ing At December 31, 2003, it has been determined that profitable operations cannot be anticipated at this time, thus a valuation allowance of $ 70,000 will offset the estimated deferred tax benefit.

         Deferred tax benefits are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance.

(4) Related Parties

         a) Office lease. The Company leases its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $120, $120 and $560 for the years ended December 31, 2003, December 31, 2002 and the period from inception (March 29,
         1999) through December 31, 2003, respectively.

         b) Consulting services. The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $12,000, $12,000 and $56,000 for the years ended December 31, 2003, December 31, 2002 and for the period from inception (March 29, 1999) through December 31, 2003, respectively. In addition, the Company incurred interest expense amounting to $1,200, $1,200 and $5,600 for the years ended December 31, 2003, December 31, 2002 and for the period from inception (March 29, 1999) through December 31, 2003, respectively, for those services.

         c) Website fees. The Company earned revenues of $1,200, $1,200 and $21,010, and incurred expenses of $700, $100 and $15,925 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the years ended December 31, 2003, December 31, 2002 and for the period from inception (March 29, 1999) through December 31, 2003, respectively.

         d) Guarantee. The majority shareholder has guaranteed the payment of certain third party liabilities on behalf of the Company. At December 31, 2003, the approximate aggregate guaranteed amounts were $35,000.

                            Cactus New Media I, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(5) Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $207,000 accumulated from March 29, 1999 (Inception) through December 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(6) Corporate Relationship Agreement

         In January 2001, the Company entered into a one-year corporate relationship agreement (agreement) with an unrelated entity (consultant) whereby the consultant, on a non-exclusive basis, will serve as a corporate relation consultant in potential financing and business combinations involving the Company which has since expired.. The agreement provided for, among other things, the consultant to receive a five-year warrant, which was issued on January 26, 2001, to purchase 75,000 shares of the Company's common stock, at an exercise price of $0.01 per share. In addition, the consultant will receive a finder's fee, as defined, in the event the Company obtains financing from a party introduced to the Company by the consultant. This does not reflect an adjustment for the subsequent stock splits.