Form 10QSB
period 2004-03-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2004-05-25
CIK 1083944

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: March 31, 2004

Commission File Number: 0-11596


                     MEDICAL MAKEOVER CORPORATION OF AMERICA
                  --------------------------------------------
                 (Name of small business issuer in its charter)


     Delaware                                               20-0799349
-----------------------------------------           ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                              Identification No.)


500 Australian Avenue South
Suit 619
West Palm Beach, Florida                                        33401
-----------------------------------------           ----------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's Telephone number: (561) 651-4146


                            Cactus New Media I, Inc.
                  --------------------------------------------
                            Former Name if Applicable


Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
       Title of each class                                which registered

             None                                             None
-----------------------------------------           ---------------------------

     The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


Transitional small business disclosure format (Check one):

Yes [_]  No [X]


     As of April 30, 2004, there were approximately 46.5 million shares of the Registrant's common stock (par value $0.001) outstanding.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements (Unaudited)

          Balance Sheets as of March 31, 2004 and December 31, 2003

          Statements of Operations for the three months ended March 31, 2004 and March 31, 2003 and the period from inception (March 29, 1999) through March 31, 2004

          Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003 and the period from inception (March 29, 1999) through March 31, 2004

          Notes to Consolidated Financial Statements

Item 2    Management's Discussion and Analysis or Plan of Operations

Item 3    Controls and Procedures


                          PART II. - OTHER INFORMATION

Item 1    Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3    Defaults upon senior securities

Item 4    Submission of matters to a vote of security holders

Item 5    Other information

Item 6    Exhibits and reports on Form 8-K

Signatures

                         PART I. - FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements (Unaudited)


                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets





                                                                              March 31, 2004     December 31, 2003
                                                                            ------------------  -------------------
                                                                               (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash                                                                      $              162   $              162
                                                                            ------------------   ------------------

          Total current assets                                                             162                  162
                                                                            ------------------   ------------------

Total Assets                                                                $              162   $              162
                                                                            ==================   ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
CURRENT LIABILITIES
  Accounts payable       $ - 0 - and $86,701 to related parties             $            5,000   $          179,593
                                                                            ------------------   ------------------

          Total current liabilities                                                      5,000              179,593
                                                                            ------------------   ------------------

Total Liabilities                                                                        5,000              179,593
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                               0                    0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      46,507,500 and 1,507,500 issued and outstanding at
      March 31, 2004 and December 31, 2003 respectively                                  4,651                  151
  Additional paid-in capital                                                           240,849               28,349
  Deficit accumulated during the development stage                                    (250,338)            (207,931)
                                                                            ------------------   ------------------

          Total stockholders' equity (deficit)                                          (4,838)           (179,431)
                                                                            ------------------   ------------------

Total Liabilities and  Stockholders' Equity (Deficit)                       $              162   $              162
                                                                            ==================   ==================



The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                  F-1

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations



                                                                                                        From
                                                                       Three Months Ended          March 29, 1999
                                                                            March 31,               (Inception)
                                                                 -------------------------------       through
                                                                       2004            2003         March 31, 2004
                                                                 ----------------  -------------   ----------------
                                                                    (unaudited)    (unaudited)       (unaudited)


Revenues                                                         $            100 $         300   $         37,210
                                                                 ----------------  -------------   ----------------

Expenses
   Consulting                                                                   0              0              1,100
   Contract labor                                                               0              0              1,018
   Interest to a related party                                                  0            300              5,600
   Internet services                                                          100            300             32,792
   Licenses and taxes                                                           0              0              1,434
   Management fee to related party                                            407          3,000             56,407
   Office                                                                       0              0              8,057
   Non-cash compensation                                                   37,000              0             37,000
   Professional fees                                                        5,000          3,000            143,580
   Rent to related party                                                        0             30                560
                                                                 ----------------  -------------   ----------------

   Total expenses                                                          42,507          6,630            287,548
                                                                 ----------------  -------------   ----------------

Net loss                                                         $        (42,407) $      (6,330)  $       (250,338)
                                                                 ================  =============   ================

Loss per weighted average common share                           $         (0.00)  $      (0.00)
                                                                 ================  =============

Number of weighted average common shares outstanding                  27,963,500       1,507,500
                                                                 ================  =============



The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                  F-2

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows


                                                                                                        From
                                                                     Three Months Ended            March 29, 1999
                                                                         March 31,                   (Inception)
                                                              --------------------------------         through
                                                                   2004             2003           March 31, 2004
                                                              ---------------   --------------   ------------------
                                                                (unaudited)      (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $       (42,407)  $       (6,330)  $         (250,338)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                         37,000                 0              40,500

Changes in operating assets and liabilities
        Increase (decrease) in accrued liabilities                  ( 174,593)           6,330                5,000
                                                              ---------------   --------------   ------------------


Net cash used by operating activities                               ( 180,000)               0            ( 204,838)
                                                              ---------------   --------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                180,000                0              205,000
                                                              ---------------   --------------   ------------------

Net cash provided by financing activities                             180,000                0              205,000
                                                              ---------------   --------------   ------------------

Net increase (decrease) in cash                                             0                0                  162
                                                              ---------------   --------------   ------------------

CASH, beginning of period                                                 162              101                    0
                                                              ---------------   --------------   ------------------

CASH, end of period                                           $           162   $          101   $              162
                                                              ===============   ==============   ==================



The  accompanying  notes  are an  integral  part of the  consolidated  financial
statements.                                                                  F-3

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                  (Information with regard to the three months
                   ended March 31, 2004 and 2003 is unaudited)


(1) Nature of Business

Medical Makeover Corporation of America (f/k/a Cactus New Media I, Inc.) ("the Company") was incorporated on March 29, 1999, under the laws of the State of Delaware. The Company's business activities to date have primarily consisted of the formation of a business plan for internet link exchanges in connection with internet banner advertising and implementation thereof. The Company originally intended to become active in internet entertainment services through the registration of internet domains with InterNIC, and engage in the development of proprietary software and services designed to support and facilitate its internet services. In February 2004, subsequent to a change of control (see note
4), management decided to enter the medical makeover/anti-aging industry. In March 2004, the Company changed its name to Medical Makeover Corporation of America and decided to form a Florida subsidiary corporation also named Medical Makeover Corporation of America to transact the medical makeover/anti-aging business in the State of Florida. All intercompany transactions and balances have been eliminated in consolidation.

The Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage company.


(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The audited financial statements at December 31, 2003, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

(3) Significant Accounting Policies

     a) Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     b) Start-Up Costs: Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

     c) Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2004 and 2003.

     d) Income Taxes: The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.


(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At March 31, 2004, no preferred stock shares were issued and outstanding.

In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000 and effectuated a 100 for 1 reverse stock split of the Company's common stock. All dollar and share amounts have been adjusted to reflect this split.

On February 6, 2004, the Company sold 22,500,000 shares of restricted common stock to Gala Enterprises Ltd, a Belize Corporation, for $90,000, which funds were used to pay certain existing accounts payable. On February 8, 2004, the Company issued 9,301,300 of shares of restricted common stock to two officers for compensation with a value of $37,000 and in consideration of such Gala Enterprises Ltd. surrendered to treasury 9,301,300 shares.

On February 10, 2004, the Company issued 22,500,000 shares of restricted common stock in exchange for the assumption of $90,000 in existing accounts payable to outside investors.


(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $208,000 expiring in various years from 2019 through 2024. Due to the change in ownership in February 2004, the net operating loss carryforwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change.

Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2004 is 100%.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements



(6) Related Parties

     a) Office lease: The Company leased its office facility on an annual basis from a company related by virtue of common ownership. Total rent expense amounted to $0, $30 and $560 for the quarters ended March 31, 2004, March 31, 2003 and the period from inception (March 29, 1999) through March 31, 2004, respectively.

     b) Management Fees: The Company contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $407, $3,000 and $56,407 for the quarters ended March 31, 2004, March 31, 2003 and the period from inception (March 29, 1999) through March 31, 2004, respectively. In addition, the Company incurred interest expense amounting to $0, $300 and $5,600 for the quarters ended March 31, 2004, March 31, 2003 and the period from inception (March 29, 1999) through March 31, 2004 respectively, for those services.

     c) Website fees: The Company earned revenues of $100, $300 and $37,210, and incurred expenses of $100, $300 and $17,225 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the quarters ended March 31, 2004, March 31, 2003 and the period from inception (March 29, 1999) through March 31, 2004, respectively.


(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $250,338 accumulated from March 29, 1999 (Inception) through March 31, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.


(8) Lease commitment

In May 2004, the Company entered into a leasing agreement for its new office facilities for a term of (36) thirty-six months.

Minimum annual lease payments under the operating lease obligation are as follows:

               December  2004                     $  13,428
               December  2005                     $  23,498
               December  2006                     $  24,648
               December  2007                     $  25,320

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

     This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-Q. These risks, among others, include those relating to our ability to successfully market and generate patient volume, the Company's ability to maintain contracts with physicians and other medical providers at favorable rates, and any lawsuits that may arise in the course of doing business. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Results of operations

     For the quarter ended March 31, 2004, we experienced no significant operating activities.

Net Operating Revenues

     There were not significant operations or operating revenue in the relevant period.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended March 31, 2004 included $37,000 in non-cash compensation related to the issuance of stock to two officers as compensation and $5,000 in legal fees related to the structuring and operations of the Company.

Business Plan and Strategy

     Medical Makeover Corporation of America, Inc. will provide a comprehensive approach to looking and feeling better through the modalities of cosmetic plastic surgery, dermatologic surgery, cosmetic dentistry, hairstyling, fashion, and makeup services.

     The Company is targeting the 35 million Americans between the ages of 35 and 75 who are conscious of their appearance, general health, and impression towards the public. Certain of the Company's shareholders have analyzed the Medical Makeover marketplace and have observed tremendous market penetration worldwide. The Company believes that the market for Total Medical Makeovers will expand exponentially, driven by two dynamics: 1) the aging of the population with a vast number of "baby boomers" reaching mid-life; and 2) the stunning popularity of reality shows such as "Extreme Makeover".

     The focus of the business plan is to create a contracted panel of professionals serving the specialties listed above who will, under written agreement, provide the above listed services at a discounted rate from traditional pricing. They will be motivated to enter into these relationships because of the Company's marketing efforts and planned efforts to generate customer volume. By contracting with this panel of professionals, and having them provide services in their traditional facilities (office, surgery center, or hospital), the Company will be able to maintain a low fixed cost position and focus its resources on marketing and sales.

     The Company intends to rely heavily on TV commercials consisting of 30-second spots in the South Florida Market in order to promote services. These commercials, coupled with a strong brand building effort, will both generate customer volume as well as create a favorable market position in preparation for competition with future market entries.

     Objectives

     1. To be the first company in the United States that will provide comprehensive and coordinated makeover services.
     2.   To open our first  corporate  offices  and  center on or about June 1,
          2004.
     3. To contract with plastic surgeons, dermatologists, and cosmetic dentists who will participate under written agreement, with our company (first contracts have already been signed).
     4. To set the "Gold Standard" for comprehensive makeover services utilizing only board certified, well respected physicians and dentists.
     5. To provide services in the physicians' offices, licensed surgical outpatient centers, and hospitals, as well as established and prestigious salons and spas.
     6. To monitor all patients by both a physician and the staff of the center who will coordinate the different procedures over a period of time to meet the patient's, physicians, and medically necessary schedules.
     7. The Company has entered into an affiliation agreement with a financial lender whose specializes in providing financing for cosmetic procedures.
     8.   To develop Makeover Gift Certificates for prepayment of services.

     We anticipate a ramp-up period of six months during which we expect approximately 60 calls per day, increasing to 120 calls per day. Of these, we expect one-third, or an average of 20 appointments will be scheduled and our success rate will move from 5% to 30% of these appointments becoming sales.

     After successfully proving our concept in our test market of South Florida, it is our intention to open two new markets: New York City and Los Angeles.

Management Team

Dr. Leonard I. Weinstein

     The company has engaged Dr. Leonard I. Weinstein as President, CEO, and Chairman of the Board. Dr. Weinstein has recently executed his contract with the Company and is presently establishing the network and marketing to commence services.

     Dr. Weinstein has a Bachelor in Business Administration and Finance from City University of New York, a Masters Degree in Hospital Administration and a PhD degree in Healthcare Administration from George Washington University. As part of his training, he completed a two year residency at Cedars of Lebanon Hospital in Miami followed by six months of residency in Mt. Sinai in Miami Beach and six months residency at Hollywood Memorial in Hollywood, Florida. His first position was President and Executive Director of Golden Isles Hospital in Hallandale, Florida. He went on to become the President of Doctors' Hospital in Hollywood, Florida and joined a public company, American Medicorp, in 1971 as Regional Director of four hospitals. Subsequent to that position, Dr. Weinstein led a group of medical directors and businessmen to build, from scratch, the Hollywood Medical Center and Office Buildings for $32 million. He subsequently sold the facility to Tenet for over $80 million. Dr. Weinstein then joined a public company in Philadelphia, RH Medical Services. The company owned hospitals, nursing homes, outpatient facilities, MRI movile units, Swank Optical, and a medical real estate investment trust. Dr. Weinstein helped the company grow from $2.00 per share to $38.00 per share. The company was subsequently sold to Mediq, Inc. Dr. Weinstein is Adjunct Associate Professor and taught at the following universities: George Washington University, Wharton School of Business, Temple University, and Florida International University. Dr. Weinstein assisted in the development of a public company in clinical testing of pharmaceuticals. The company trades on NASDAQ with revenues in excess of $100 million.. The initial offering price was $6.00 per share. The stock is now trading at $30.00 per share. He presently serves and has served for five years as a member of the Board of Directors, independent Director of the Audit Committee and Chairman of the Compensation Committee.

Dr. Weinstein will devote his full attention to this company.


Mr. Walter E. Birch

     The company has engaged Mr. Walter E. Birch as Executive Vice President, Chief Operating Officer, and Chief Financial Officer.

     Mr. Birch has a Bachelor of Arts degree in Economics with Distinction from the University of Virginia, and a Master of Business Administration degree from the University of Virginia's prestigious Darden School. He began his career in management consulting at Strategic Planning Associates in Washington, D.C., now part of Mercer Consulting. He joined the health care industry in 1990 in a position with Eli Lilly and company providing financial support to their Research and Development division. He moved into the physician practice management industry as Vice President of Mergers and Acquisitions for Coastal Healthcare Group. From Coastal he journeyed to Advanced Health Corporation as Vice President of Business Development and participated in their successful Initial Public Offering in 1996. Mr. Birch then joined Vivra, Inc. to run their national nephrology physician practice business, which was successfully sold to Gambro Healthcare, along with all dialysis centers, in a transaction valued at over $1.3 Billion in 1997. Mr. Birch was part of the management team that took certain parts of Vivra, Inc. private and managed their entire physician practice business until selling it in 2000. After spending 2001 managing a large physician practice, Mr. Birch joined the firm of Ernst & Young, LLP as a consultant specializing in physician strategy and integration.

     Mr.  Birch  is  a  specialist  in  physician   satisfaction   and  practice
operations, patient / customer relations, and operational efficiency.


Outlook

     We are currently targeting the initiation of operations during June 2004 and operating income to be between $0 and $2 million for 2004. This is consistent with our current longer-term outlook of maintaining expense controls while opening markets allowing us to achieve profitability very quickly. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to our ability to successfully market and generate patient volume, the Company's ability to maintain contracts with physicians and other medical providers at favorable rates, and any lawsuits that may arise in the course of doing business. We undertake no duty to update these projections, whether due to changes in current or expected trends, or underlying market conditions


Item 3 - Controls and Procedures

     Management maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed by the Company pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgements are still inherent in the process of maintaining effective controls and procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurance for timely identification and review of material information required to be included in the Company's Exchange Act reports, including this report on Form 10-Q.

     We have established and maintain a system of internal controls designed to provide reasonable assurance that transactions are executed with proper authorization and are properly recorded in the Company's records, and that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Internal controls are periodically reviewed and revised if necessary, and are augmented by appropriate oversight and audit functions.

     There has not been any change in the Company's internal control over financial reporting during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

RISK FACTORS

     This Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These forward-looking statements include statements regarding our expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, and capital expenditures. We base our forward-looking statements on information currently available to us, and we do not intend to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

     These statements involve known and unknown risks and uncertainties, including risks resulting from economic and market conditions, the regulatory and reimbursement environment in which we operate, competitive activities and other business conditions. Our actual results may differ materially from results anticipated in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include those set forth below. The risks discussed below are not the only ones facing our business.

     If the average prices that the market will bear decline, then our revenues, cash flows and earnings would be substantially reduced.

     Cosmetic surgery, dermatology, and cosmetic dentistry are competitively priced market segments. Should competition force us to lower our prices, our revenues, cash flows and earnings would be impacted accordingly. Additionally, because many patients used financing alternatives to pay for their procedures, a dramatic increase in interest rates could reduce our number of patients and our revenues, cash flows and earnings could be negatively impacted.

     If the number of patients we are able to attract is less than anticipated, then our revenues, cash flows and earnings would be substantially reduced.

     In many instances, appearance improving procedures are luxury purchases. Should the economy suffer a significant slowdown, or if unemployment should increase dramatically, our revenues, cash flows and earnings could be negatively impacted.

     If a significant number of physicians were to demand an increase in reimbursement, then our expenses would be increased and our cash flows and earnings would be reduced.

     If a significant number of physicians were to demand an increase in reimbursement, then our expenses would be increased and our cash flows and earnings would be reduced. Our contracted physicians have agreed to a rate structure below market pricing in exchange for our marketing, patient acquisition, and process coordination. If the physicians demanded greater reimbursement, our expenses, cash flow, and earnings would be negatively impacted.

                                     PART II

                                OTHER INFORMATION


Item 1  Legal Proceedings

     There are no pending or anticipated legal proceedings


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

     None.


Item 3   Defaults upon senior securities

     None.


Item 4   Submission of matters to a vote of security holders

     None.


Item 5   Other information

     Subsequent to the end of the quarter, the Company entered into a lease for new corporate headquarters with Turnberry Associates. The Company anticipates assuming occupancy of the space located at 19495 Biscayne Boulevard, Suite 403, Aventura, FL 33180, on or about June 1, 2004. The lease is attached as an exhibit.


Item 6   Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
Number    Description
--------  -----------------------


31.1  *   Certification  of the Chief  Executive  Officer,  dated May 17,  2004, pursuant  to Rule  13a-14(a)  or  15d-14(a),  as adopted  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.


31.2  *   Certification  of the Chief  Financial  Officer,  dated May 17,  2004, pursuant  to Rule  13a-14(a)  or  15d-14(a),  as adopted  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.


32.1  *   Certification  of the Chief  Executive  Officer,  dated May 17,  2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2  *   Certification  of the Chief  Financial  Officer,  dated May 17,  2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


10.1  *   Lease entered into with Turnberry Associates

10.2  *   Employment  agreement between Medical Makeover  Corporation of America and Dr. Leonard I. Weinstein


10.3  *   Employment  agreement between Medical Makeover  Corporation of America and Walter E. Birch

*  Filed herewith.

      (b) Reports on Form 8-K

     Form 8-K filed May 12, 2004
     Form 8-K filed February 23, 2004






                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Medical Makeover Corporation of America



By:  /s/ WALTER E. BIRCH
------------------------------
Walter E. Birch
Chief Financial Officer,
Executive Vice President and Controller*


Date: May 17, 2004


* Mr. Birch has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.

EXHIBIT 10.1









                                 LEASE AGREEMENT

                                     between

                         ONE TURNBERRY PLACE ASSOCIATES,
                          a Florida general partnership

                                    LANDLORD,

                                       and

                    MEDICAL MAKEOVER CORP. OF AMERICA, INC.,
                             a Florida corporation,

                                     TENANT

                                 INDEX TO LEASE

Paragraph     Caption                                                      Page

1.    PREMISES AND TERM.......................................................4
2.    BASE RENTAL ADJUSTMENT..................................................5
3.    OPERATING EXPENSES......................................................5
4.    ALL PAYMENTS DEEMED RENT...............................................11
5.    USE....................................................................11
6.    UNUSUAL EQUIPMENT......................................................12
7.    TENANT TO TAKE GOOD CARE OF PREMISES...................................12
8.    COMPLIANCE WITH DIRECTIVES OF AUTHORITIES..............................12
9.    ALTERATIONS AND IMPROVEMENTS...........................................12
10.   INSPECTION, EXAMINATION AND ENTRY......................................13
11.   NO LIABILITY...........................................................13
12.   DAMAGE BY FIRE OR OTHER CASUALTY.......................................13
13.   CONDEMNATION...........................................................14
14.   NO ABATEMENT...........................................................15
15.   SERVICES...............................................................15
16.   ABANDONMENT............................................................16
17.   DEFAULT AND REMEDIES...................................................16
18.   ASSIGNMENT OR SUB-LETTING OF TENANT'S INTEREST.........................19
19.   COLLECTION OF RENT FROM OTHERS.........................................20
20.   INFORMATION AS TO SUB-TENANTS..........................................20
21.   RELOCATION.............................................................20
22.   RIGHT OF LANDLORD TO USE ENTRANCES,....................................21
      ETC. AND TO CHANGE SAME................................................21
23.   ATTORNEYS' FEES........................................................21
24.   EXAMINATION OF PREMISES AND............................................21
      NO ORAL REPRESENTATION.................................................21
25.   SUBORDINATION..........................................................21
26.   HOLDING OVER...........................................................22

27.   CERTIFICATE BY TENANT..................................................22
28.   REMEDIES CUMULATIVE....................................................22
29.   NO WAIVER OF PERFORMANCE...............................................23
30.   AGREEMENT TO INDEMNIFY.................................................23
31.   NOTICES................................................................24
32.   SURRENDER AT EXPIRATION OF THE TERM....................................24
33.   RULES AND REGULATIONS..................................................24
34.   SIGNS..................................................................24
35.   IMPROVEMENTS BY TENANT.................................................25
36.   IMPROVEMENT OF THE DEMISED PREMISES....................................25
37.   LANDLORD'S INTEREST NOT SUBJECT TO.....................................25
      MECHANICS LIENS AND REMOVAL OF LIENS...................................25
38.   SECURITY...............................................................26
39.   QUIET POSSESSION AND OTHER COVENANTS...................................27
40.   COMMON AREAS...........................................................27
41.   BROKER.................................................................27
42.   TRANSFER BY LANDLORD...................................................28
43.   TIME...................................................................28
44.   COPIES OF LEASE........................................................28
45.   SUCCESSORS.............................................................28
46.   CONSTRUCTION, APPLICABLE LAW...........................................28
47.   JOINDERS...............................................................28
48.   ENTIRE AGREEMENT.......................................................28
49.   TYPEWRITTEN AND HANDWRITTEN PROVISIONS.................................29
50.   TENDER AND DELIVERY OF LEASE INSTRUMENT................................29
51.   NO PARTNERSHIP.........................................................29
52.   PARKING................................................................29
53.   LEASE NOT TO BE RECORDED...............................................30
54.   MISCELLANEOUS..........................................................30
55.   EXHIBITS. . . . . .....................................................30

         EXHIBIT "A" - Net Rentable Area and Common Area Definitions

         EXHIBIT "B" - Plans

         EXHIBIT "C" - Rules and Regulations

                       Security Deposit Receipt

                                 LEASE AGREEMENT


     THIS LEASE AGREEMENT ("Lease") made and entered into between One Turnberry Place Associates, a Florida general partnership ("Landlord"), and Medical Makeover Corp. of America, Inc., a Florida corporation ("Tenant").



                              W I T N E S S E T H:



1.   PREMISES AND TERM

     (a) Demised Premises. Landlord hereby demises and lets unto Tenant, and Tenant hereby hires and takes from Landlord subject to the terms and conditions hereof the premises outlined on the Plan(s) attached hereto as Exhibit "A" on the 4th Floor, Suite 403 (the "Premises", "Demised Premises" or "Leased Premises"), in the project known as One Turnberry Place located at 19495 Biscayne Boulevard, Aventura, Florida 33180, Dade County, Florida (the "Building") comprising of approximately 1,151 square feet of Net Rentable Area (the rentable area of the Premises and the Building have been determined by Landlord's architects based on the B.O.M.A. method, as described in Exhibit "B" attached hereto and made a part hereof).

     (b) Term. Subject to and upon the terms and conditions set forth herein, or in any exhibit or addendum hereto, this Lease shall continue in force for a term of thirty-six (36) months, beginning three (3) business days following the date Landlord delivers the Demised Premises to Tenant(the "Commencement Date").

     In the event the Leased Premises should not be ready for occupancy by the Commencement Date, for any reason, Landlord shall not be liable or responsible for any claims, damages or liabilities in connection therewith or by reason thereof, and the term of the Lease shall commence at the time that the Leased Premises are ready for occupancy by Tenant, as agreed upon by Landlord and Tenant or as certified by Landlord's Architect in the absence of such agreement. Landlord and Tenant will, at the written request of either, execute a declaration specifying the specific beginning date of the term of this Lease and the expiration date of the term of this Lease.

     (c) Base Rent. Rent shall be payable annually in the amount of Twenty and 00/100 Dollars ($20.00), times the Net Rentable Area of the Premises in lawful money of the United States (the "Base Rent" or "Base Rental") which Tenant covenants to pay to Landlord at its principal office, or that of its agent, or at any other place designated in writing by Landlord in equal monthly installments of One Thousand Nine Hundred Eighteen and 33/100 Dollars ($1,918.33) in advance on the first day of each and every month during the said term, as the same may be adjusted under the terms of Paragraph 2 of this Lease. If the Commencement Date and the Tenant's obligation to pay Rent begin on a day other than the first day of a month, then the term of the Lease shall commence on the first day of the following month. The Tenant shall pay the Base Rent and any Additional Rent (as defined herein) for the fractional month preceding the first day of the month subsequent to the Commencement Date on a per diem basis (calculated on the basis of a thirty day month) payable when the Tenant takes occupancy of the Premises. Tenant shall pay the Rent herein provided without deduction, diminution or setoff. Unpaid Rent and all other payments to be made by Tenant to Landlord shall bear interest at the highest legal rate permitted under the Laws of the State of Florida from the date due until paid. Tenant agrees to pay to Landlord any sales or use tax or excise tax now or hereafter imposed or levied against any Rent or any other charge or payment hereafter required to be made by Tenant by any governmental agency having jurisdiction thereover simultaneously with the payment of the Base Rent or adjusted Base Rent. The land on which the Building is located is hereinafter referred to as the "Land" and which is leased to Landlord pursuant to a ground lease as defined in Article 39 below. All dimensions are approximate only. Landlord reserves the right to change the size, layout and location of any buildings or common areas and facilities as well as to reduce or expand the size of the Building and/or erect additional buildings upon the Land.

     (d) Late Charge. If Tenant shall fail to pay any installment of Base Rent, as adjusted, or any item of additional rent within five (5) [1] days after the date the same becomes due and payable, then Tenant shall pay to Landlord a late payment service charge (hereinafter referred to as "Late Charge") covering administrative and overhead expenses equal to the greater of (a) [2], or (b) five cents ($.05) per each dollar so overdue. The provision herein for the payment of the Late Charge shall not be construed to extend the date for payment of any sums required to be paid by Tenant hereunder or to relieve Tenant of its obligations to pay all such sums at the time or times herein stipulated.

     (e) Bounced Check Charge. If Tenant submits any check for payment to Landlord that is returned from the bank due to non sufficient funds in Tenant's bank account, Tenant shall pay Landlord a bounced check service charge (hereinafter referred to as the "Bounced Check Charge") covering Landlord's administrative and overhead expenses equal to [3].


2.   BASE RENTAL ADJUSTMENT

     (a) The Base Rent provided for in Paragraph 1 shall, at the commencement of the second lease year, as hereinafter defined, and each lease year thereafter, increase as follows:

    Period             Annual Base Rent        Monthly Base Rent
    ------------       ----------------        -----------------
    Months 13-24       $24,171.00              $2,014.25
    Months 25-36       $25,322.00              $2,110.17

     (b) "Lease Year" as used in this Lease, shall mean, for the first lease year, a period of twelve (12) consecutive calendar months from the Commencement Date, except that if such Commencement Date shall be other than the first day of a calendar month, the first lease year shall be the period from the Commencement Date to the end of the calendar month in which it shall occur, plus the following



--------

[1]    business
[2]    One Hundred Fifty and 00/100 Dollars ($150.00)
[3]    One Hundred Fifty and 00/100 Dollars ($150.00)
twelve (12) months. Each lease year after the first shall be a successive period of twelve (12) months.


3.   OPERATING EXPENSES

For the purposes of this Lease:

     (a) The term "Tenant's Proportionate Share" shall be deemed to be 0.83%; calculated by dividing the Net Rentable Area of the Premises by the Net Rentable Area of the Building.

     (b) The term "Operating Expenses" shall mean all costs of operation and maintenance of the Land and Building (including Common Areas as defined in Exhibit "B") and the Premises and appurtenances, as determined by standard accounting practices and shall include the costs incurred by Landlord for wages and salaries paid by Landlord to all persons engaged in the normal operation, maintenance and repair of the Building and Land, including:

          (i)  Social  Security  taxes,   Unemployment  Insurance  taxes,  other
     provisions imposed by law and so-called "fringe-benefits" incurred by Landlord under the provisions of any collective bargaining agreement;

          (ii) repairs to, replacement of and maintenance of the Land, the Building and its equipment and appurtenances and additions and improvements required by law to the extent they are capital expenditures which reduce Operating Expenses; and the cost of supplies, materials, tools, and property maintenance equipment used in connection therewith;

          (iii) premiums, deductibles or casualty loss and other charges incurred by Landlord with respect to insurance of all kinds which may be reasonably necessary and which Landlord in good faith pays and incurs relating the Land and Building;

          (iv) costs incurred for fuel or other energy for heating and operating the air conditioning system for the Building, for telephone, electricity, steam, or power required in connection with the operation of the Building and Land, including, but not limited to, costs incurred in supplying electricity to the Common Areas of the Building, the Premises and the Land;

          (v) costs incurred in connection with inspection and servicing of the Land and Building, its appurtenances and equipment;

          (vi) water charges and sewer rents not specifically paid for by the Tenant or other tenants;

          (vii) the cost or portion thereof properly allocable to the Building (amortized over such reasonable period as Landlord shall determine together with interest at two points over the published prime rate in effect at The Bank of New York on December 31 of the then current year on the unamortized balance) of any capital improvement or other alterations required by government regulations or by law intended to reduce the energy consumption or other Operating Expenses of the Building;

          (viii) all real or personal property taxes (or payments in lieu of such taxes), excises, levies, fees, or charges, general and special, ordinary and extraordinary, unforeseen as well as foreseen, of any kind which are assessed, levied, charged, confirmed, or imposed by any public authority upon the property, its operations or the public authority upon the property, its operations or the Rent provided for in this Lease. (It is agreed that Tenant will be responsible for ad valorem taxes on its personal property and on the value of Tenant's leasehold improvements). Property taxes (both real and personal) are generally not known until October of each year. For budgeting purposes and determining the proper amount of taxes for purposes of estimating the Operating Expenses for the next calendar the Landlord shall use an estimated amount based upon one hundred ten percent (110%) of the previous year's actual tax bills or such other amount as Landlord may otherwise reasonably determine appropriate. An adjustment from the estimated amount to the actual tax bills shall be made in the month in which the actual tax bills are received;

          (ix) amounts reasonably required by Landlord necessary to repair or replace the various components of the Common Areas (as hereinafter defined) including without limitation pavement, machinery, equipment and other capital components of the Common Areas;

          (x) professional fees including without limitation, engineering, legal and accounting fees; and

          (xi) any other expenses, direct or indirect, incurred by Landlord in connection with the operation, maintenance and repair of the Land and Building or the Premises, its appurtenances and equipment and Landlord's fulfilling of its obligations hereunder.

          (xii) management fees which shall be based upon fifteen percent of the total Operating Expenses;

          (xiii) janitorial service for the Common Areas and the Premises;

          (xiv) costs associated with maintaining security for the building and Common Areas;

          (xv) costs of window cleaning, interior plant maintenance, security, energy management, elevator and service agreements for the Land and Building and the equipment and fixtures therein and thereon, and the cost of all supplies, signs, directories, materials, tools and equipment used in connection therewith;

          (xvi) charges payable by Landlord in connection with any covenant, declaration or reciprocal operating agreement affecting the Land or Building; and

          (xvii) costs associated with providing valet parking.

     Operating Expenses shall be "net" only, and for that purpose shall be deemed reduced by the amounts of any insurance reimbursement, other reimbursement, recoupment, payment, discount, credit, reduction or allowance received by Landlord in connection with such Operating Expenses.

     Notwithstanding   anything   contained  herein  and  without  limiting  the
generality of the foregoing, the following costs shall not be included in Operating Expenses;

          (i) any leasing commissions;

          (ii) payments of principal and interest on any mortgages or other encumbrances upon the Building or Land;

          (iii) capital improvements, additions or reconstructions other than those intended to reduce the energy consumption or other Operating Expenses of the Building or those required by governmental regulation or by law;

          (iv) utilities furnished directly to Tenant and paid for directly by Tenant or another tenant of the Building;

          (v) additional suite maintenance or repairs directly billed and paid for by Tenant or another tenant of the Building;

          (vi) depreciation of the Building;

          (vii) expense of operating and maintaining Landlord's own offices in the Building;

          (viii) other tenants personal property taxes;

          (ix) costs incurred by Landlord with respect to goods and services (including utilities sold and supplied to tenants and occupants of the Building) to the extent that Landlord is entitled to reimbursement for such costs other than through the Operating Expense pass-through provisions of such tenant leases;

          (x) costs incurred by Landlord for repairs, replacements and/or restoration to or of the Building or Common Areas to the extent that Landlord is reimbursed by insurance or condemnation proceeds or by tenants, warrantors or other third persons;

          (xi) costs, including cost of plans, construction, permit, license and inspection costs, incurred with respect to the installation of tenant improvements made for other tenants in the Building or incurred in renovating or otherwise improving, decorating, painting or redecorating vacant space for tenants or other occupants of the Building;

          (xii) attorney's fees and other costs and expenses incurred in connection with the negotiations or disputes with present or prospective tenants or other occupants of the Building other than Tenant;

          (xiii)  costs of a  capital  nature,  including,  without  limitation, capital improvements, capital replacements, capital repairs, capital equipment and capital tools, all as determined in accordance with generally accepted accounting principles, consistently applied;

          (xiv) brokerage commissions, tenant incentives, finders' fees, attorneys fees, advertising expenses, entertainment and travel expenses and other costs incurred by Landlord in leasing or attempting to lease space in the Building;

          (xv) interest on debt or amortization on any mortgage or mortgages encumbering the Building or common areas;

          (xvi) Landlord's general corporate overhead;

          (xvii) rental payments incurred in leasing air conditioning systems, elevators or other equipment ordinarily considered to be of a capital nature, except operating/maintenance equipment not affixed to the Building or common areas which is used in providing janitorial or similar services;

          (xviii) costs of installing the initial landscaping and the initial sculpture, paintings and objects of art for the Building and Common Areas;

          (xix) advertising and promotional expenditures;

          (xx) costs incurred to correct any defect in the original construction of the Building or Common Areas;

          (xxi) repairs, alterations, additions, improvements or replacements made to rectify or correct any defect in the design, materials or workmanship of the Building or Common Areas;

          (xxii) repairs or replacements covered by warranties or guaranties to the extent of service or payment thereunder;

          (xxiii) damage and repairs of a capital nature to the Common Areas attributable to condemnation, fire or other casualty, and damage and repairs of a non-capital nature to the Common Areas attributable to condemnation, fire or other casualty to the extent of awards or insurance proceeds received by Landlord;

          (xxiv) damage and repairs necessitated by the negligence or willful misconduct of Landlord or Landlord's employees, contractors or agents;

          (xxv) executive salaries or salaries of service personnel (including the Building superintendent) to the extent that such service personnel perform services other than in connection with the management, operation, repair or maintenance of the Building or Common Areas;

          (xxvi) accountants' fees and other expenses associated with the enforcement of any leases or defense of Landlord's title to or interest in the Building;

          (xxvii) services furnished to some tenants which are not furnished to Tenant; and

          (xxviii) any other expenses which would not be considered a normal Operating Expense for similar owner-managed first-class high-rise office buildings. There shall not be included in Operating Expenses any costs in excess of those that would be reasonably incurred by prudent owners, and their operators and managers, of similar first-class office buildings. Landlord shall not collect in excess of one hundred percent (100%) of all Operating Expenses.

     For each year during the term of this Lease, Tenant shall pay ("Tenant's Operating Payment") to Landlord as Additional Rent a sum equal to Tenant's Proportionate Share of Operating Expenses adjusted to reflect the greater of ninety-five percent (95%) of the Net Rentable Area of the Building or the total Net Rentable Area leased in the Building.

     Landlord shall furnish to Tenant, prior to the commencement of each calendar year a written statement setting forth Landlord's estimate of Tenant's Operating Payment for such calendar year, and the method of calculation of Tenant's Operating Payment for such calendar year. Tenant shall pay to Landlord on the first day of each month during such calendar year an amount equal to one-twelfth (1/12th) of Landlord's estimate of Tenant's Operating Payment for such calendar year. If, however, Landlord shall furnish any such estimate for any calendar year subsequent to the commencement thereof, then (a) until the first day of the month following the month in which such estimate is furnished to Tenant, Tenant shall pay to Landlord on the first day of each month an amount equal to the monthly sum payable by Tenant to Landlord under this Paragraph 3 in respect of the last month of the preceding calendar year; (b) promptly after such estimate is furnished to Tenant or together therewith, Landlord shall give notice to Tenant stating whether the installments of Tenant's Operating Payment previously made for such calendar year were greater or less than the installments of the Tenant's Operating Payment to be made for such calendar year in accordance with such estimate, and (i) if there shall be a deficiency, Tenant shall pay the amount thereof within ten (10) days after demand thereof, or (ii) if there shall have been an overpayment, Landlord, at Landlord's option, shall either refund to Tenant the amount thereof or permit Tenant to credit the amount thereof against subsequent payments under this Paragraph; and (c) on the first day of the month following the month in which such estimate is furnished to Tenant, and monthly thereafter throughout the remainder of such calendar year, Tenant shall pay to Landlord an amount equal to one twelfth (1/12th) of Tenant's Operating Payment shown on such estimate. Landlord may at any time or from time to time furnish to Tenant a revised statement of Landlord's estimate of Tenant's Operating Payment for such calendar year, and in such case, Tenant's Operating Payment for such calendar year shall be adjusted and paid or refunded, as the case may be, substantially in the same manner as provided in the preceding sentence.

     After the end of each calendar year Landlord shall furnish to Tenant a Landlord's Statement for such calendar year. Each such year- end Landlord's Statement shall set forth in reasonable detail and compute the Operating Expenses as prepared by a certified public accountant or managing agent designated by Landlord from which Landlord shall make the computation of Operating Expenses hereunder. If the Landlord's Statement shall show that the sums paid by Tenant under this Paragraph exceeded Tenant's Operating Payment paid by Tenant for such calendar year, Landlord shall either refund to Tenant the amount of such excess or permit Tenant to credit the amount of such excess against subsequent payments under this Paragraph; and if the Landlord's Statement for such Lease Year shall show that the sums so paid by Tenant were less than Tenant's Operating Payment paid by Tenant for such calendar year, Tenant shall pay the amount of such deficiency within thirty (30) days after demand therefor. [4]


--------

[4] Notwithstanding the preceding, in no event shall the increase in Tenant's Operating Payment (excluding insurance, real estate taxes and insurance) for the second calendar year following the Commencement Date and any subsequent calendar year exceed three percent (3%) of Tenant's Operating Payment for the preceding calendar year (excluding insurance, real estate taxes and insurance). Landlord estimates that Tenant's Operating Payment for calendar year 2004 shall be Thirteen and 14/100 Dollars ($13.14) per square foot of Net Rentable Area. This is only an estimate. It is not intended, nor shall it be deemed a cap on Tenant's Operating Payment for calendar year 2004.

     If the Commencement Date or the expiration Date shall occur on a date other than January 1, or December 31, respectively, any Additional Rent under this Paragraph 3 for the calendar year in which such Commencement Date or Expiration Date shall occur shall be apportioned in that percentage which the number of days in the period from the Commencement Date to December 31 or from January 1 to the Expiration Date, as the case may be, both inclusive, shall be to the total number of days in such calendar year. In the event of a termination of this Lease, any Operating Expenses due under this paragraph shall be paid or adjusted within thirty (30) days after submission of a Landlord's Statement. In no event shall Base Rent ever by reduced by operation of this paragraph and the rights and obligations of Landlord and Tenant under the provisions of this paragraph with respect to Operating Expenses shall survive the termination of this Lease.

     Landlord's failure to render Landlord's Statements with respect to any calendar year shall not prejudice Landlord's right to thereafter render a Landlord's Statement with respect thereto or with respect to any subsequent calendar year.

     Each Landlord's Statement shall be conclusive and binding upon Tenant unless within thirty (30) days after receipt of such Landlord's Statement Tenant shall notify Landlord that it disputes the correctness of Landlord's Statement, specifying the particular respects in which Landlord's Statement is claimed to be incorrect. Landlord agrees to grant Tenant reasonable access to Landlord's books and records for the purpose of verifying Operating Expenses incurred by Landlord. Tenant agrees that such information from Landlord's book and records will be kept confidential. If Tenant shall dispute the correctness of Landlord's Statement as aforesaid, and the parties shall not be able to resolve such dispute within ninety (90) days after the giving of such Landlord's Statement, then either party may refer the matter or matters in dispute to Landlord's independent certified public accountants and the decision of such accountants shall be conclusive and binding upon the parties. The fees and expenses of said accountants in determining such matter or matters shall be borne by the unsuccessful party (and if both parties are partially unsuccessful, the accountant shall apportion the fees and disbursements between the parties based upon the degree of success of each party). Notwithstanding the foregoing, until such determination by such accountants, Tenant shall pay all Operating Expenses payable in accordance with this Paragraph 3. After such determination, the parties shall make adjustments for any deficiency owed by Tenant or any overage paid by Tenant.

     In the event the actual Operating Expenses during any month in any calendar year exceeds Landlord's projection for such month, and it becomes apparent to Landlord that Tenant's Operating Payment will not pay Tenant's Proportionate Share of Operating Expenses for such calendar year, Landlord may give written notice to Tenant of any such expected deficiency and in such notice may increase the monthly payments being made by Tenant to Landlord hereby to the extent of such expected deficiency.

4.   ALL PAYMENTS DEEMED RENT

     All sums which Tenant in any of the provisions of this Lease assumes or agrees to pay, or which Tenant agrees are to be at the expense of Tenant which may sometimes be referred to as Additional Rent, are deemed and considered to be rent, and in the event of non- payment thereof, Landlord shall have all of the rights and remedies provided for herein and by law, in the case of non-payment of rent.

5.   USE

     Tenant shall use and occupy the Premises only for a medical and beauty consultation and administration office and for no other purpose. 5 In the event the Tenant uses the Premises for purposes not expressly permitted herein, the Landlord may terminate the Lease, or without notice to Tenant, restrain said improper use by injunction.

     Tenant shall not do or permit anything to be done in or about the Premises nor bring or keep anything therein which is not within the permitted use of the Premises which will in any way increase the existing rate of or affect any fire or other insurance upon the Building or any of its contents, or cause a cancellation of any insurance policy covering the Building or any part thereof or any of its contents. Tenant shall not do or permit anything to be done in or about the Premises which will in any way obstruct or interfere with the rights of other Tenants or occupants of the Building or injure or annoy them or use or allow the Premises to be used for any improper, immoral, unlawful or objectionable purposes; nor shall Tenant cause, maintain or permit any nuisance in or about the Premises. Tenant shall not commit or allow to be committed any waste in or upon the Premises. In the event Tenant's permitted use of the Premises increases the existing rate of or affects any fire or other insurance, then and in that event Tenant agrees to pay said increase immediately upon demand by Landlord.

     By occupying the Premises as a Tenant, or by installing fixtures, facilities, or equipment, or by performing finishing work, Tenant shall be deemed to have accepted the same and to have acknowledged that the Premises are conclusively in the condition required by the Lease. This Lease does not grant Tenant any right of air and light over and about the Premises or the Building.

6.   UNUSUAL EQUIPMENT

     The Tenant will not install or maintain any electrically-operated equipment or any heavy equipment of any kind including without limitation, safes, vaults, or other machinery, except light office machinery normally used, without first obtaining the consent in writing of the Landlord.




--------

[5]  In no event  shall  Tenant  perform  medical  procedures  from the  Demised
     Premises.

7.   TENANT TO TAKE GOOD CARE OF PREMISES

     Tenant shall keep the Premises in a clean, safe and sanitary condition. All damage caused by Tenant's negligence, or that of his agents, servants, employees or visitors, shall be repaired promptly by Tenant at his sole cost and expense, so that the Premises are in at least as good condition as they were prior to such damage. In the event that the Tenant fails to comply with the foregoing provisions, the Landlord shall have the option to enter the Premises and make all necessary repairs at Tenant's cost and expense, the same to be added to and be payable with the next monthly installment of Rent.

8.   COMPLIANCE WITH DIRECTIVES OF AUTHORITIES

     Tenant shall promptly execute and comply with all statutes, ordinances, rules, orders, regulations and requirements of the federal, state, county, and municipal governments and any of their departments and agencies with jurisdiction for the Premises, and for the correction, prevention and abatement of nuisances or other grievances in, upon or connected with the Premises during the term of this Lease; and shall promptly comply with and execute any rules, orders and regulations of the Southeastern Underwriters Association for the prevention of fires, all at Tenant's own cost and expense. If by reason of any failure of Tenant to comply with the provisions of this paragraph, the rate of fire insurance with extended coverage on the Building or equipment or other property of Landlord which Landlord may have, but which Landlord is not required to have, shall be higher than it otherwise would be, Tenant shall reimburse Landlord, on demand, for that part of the premiums for fire insurance and extended coverage paid by Landlord because of such failure on the part of Tenant.

9.   ALTERATIONS AND IMPROVEMENTS

     Tenant shall not cut, drill into, disfigure, deface or injure any part of the Premises or Building, nor obstruct or permit any obstruction, alternation, addition, improvement, decoration or installation in the Premises or Building. All alterations, additions, improvements, decorations or installations, including but not limited to partitions, railing, air conditioning ducts or equipment (except movable furniture and fixtures put in at the expense of Tenant and removable without defacing or injuring the Building or the Premises) shall become the property of Landlord at the termination of this Lease. Landlord, however, reserves the option to require Tenant, upon demand in writing, to remove all fixtures and additions improvements, decoration or installations (including those not removable without defacing or injuring the Premises) and to restore the Premises and the Building to the same condition as when originally leased to Tenant, reasonable wear and tear excepted; provided, however, Landlord shall not have the right to require Tenant to remove any fixtures, additions, improvements, decorations, and/or installations which are initially installed by and for Tenant in order to prepare the Premises for occupancy by Tenant in a manner which has been approved by Landlord. Tenant agrees to restore the Premises immediately upon the receipt of the said demand in writing at its own cost and expense and agrees in case of his failure to do so, that Landlord may do so and collect the cost thereof from Tenant upon demand. Tenant will, at Tenant's own expense, keep the Leased Premises in good repair and tenantable condition during the lease term and will replace at its own expense any and all broken glass caused by Tenant in and about the Premises. Tenant will make no alterations, additions or improvements in or to the Premises without the written consent of Landlord, which shall not be reasonably withheld insofar as non-structural alterations are concerned.


10.  INSPECTION, EXAMINATION AND ENTRY

     Landlord and Landlord's agents shall have the right to enter the Premises at all reasonable hours to examine the same, and workmen may enter at anytime in the event of emergency and otherwise at reasonable times when authorized by Landlord or Landlord's agents to make such repairs, alterations or improvements in the Building as Landlord may in its sole discretion deem necessary or desirable. If during the last month of the term, Tenant shall have removed all or substantially all of Tenant's property, Landlord may immediately enter the Premises and prepare them for any future tenant. Furthermore, the Landlord may allow such future tenant to occupy the Premises. These acts shall have no effect upon Tenant's obligation under this Lease and Tenant shall be entitled to no abatement or diminution of Rent as a result thereof, except that in the event such future Tenant makes any payment for the period up until the expiration of this Lease, Tenant shall be entitled to any abatement of Rent for such period. If Tenant shall not be personally present to open and permit entry into the Premises, when entry thereto shall be necessary hereunder, Landlord may forcibly enter same without rendering Landlord liable to any claim for damages and without affecting the obligation and covenants of the Lease. Employees of Landlord and Landlord's agents shall be permitted to enter the Premises by passkey at all reasonable times.

11.  NO LIABILITY

     Tenant will not hold Landlord liable for any latent defect in the Premises or in the Building; however, it shall be Landlord's responsibility to correct any latent defects within a reasonable time after such defects are detected. Landlord shall not be liable for any failure of water supply, electric current, communication service, heating or air conditioning, elevator service, or any other service; nor for injury or damage to person or property caused by fire or theft or by the elements or by other tenants or persons in the Building, or resulting from the operation of elevators, heating or air conditioning or lighting apparatus, or from falling plaster, or from steam, gas, electricity, water, rain or dampness, which may leak or flow from any part of the Building, or from the pipes, appliances, or plumbing work of the same, or from any other place or for damages resulting from the acts or omissions of Tenant, Tenant's agents, employees, invitees or other occupants of the Building. Nor shall Landlord be liable for any loss or damage that Tenant may sustain by reason of the closing or darkening of any of the windows in the Premises through the erection of or any addition to a new building or otherwise, and the same shall not constitute a constructive eviction. All goods or property or personal effects stored or placed by the Tenant in or about the Building shall be at the sole risk of the Tenant.

12.  DAMAGE BY FIRE OR OTHER CASUALTY

     If, through no fault or negligence of Tenant, his visitors, agents or servants, the Premises shall be partially damaged by fire or other casualty, the damage shall be repaired by Landlord to the extent insurance proceeds are available, and the Rent, until such repairs are made, shall be apportioned according the portion of the Premises which are still usable. Landlord's restoration obligation shall be limited to the returning of the Premises to substantially the same condition as was required for delivery of the Premises upon the Commencement Date. Landlord shall only be obligated to restore the Landlord's work as provided in Article 36 hereof, to the extent of insurance proceeds available, and Tenant shall be responsible for all costs of improvements to the Premises above and beyond those supplied by Landlord at Landlord's expense as part of the initial construction and equipping of the Premises. If the damage shall be so extensive as to render the Premises wholly untenantable, the Rent shall cease until such time as the Premises shall become tenantable. However, if the damage is so extensive that the Premises cannot be made tenantable within six (6) months from the date of the fire or other casualty, either party shall have the right to terminate this Lease upon ten
(10) days' written notice to the other. In case the Building generally throughout (though the Premises may not be affected) is so injured or destroyed by fire or other casualty that Landlord shall decide not to rebuild or reconstruct the Building, the term of this Lease shall cease upon ten (10) days' written notice sent by Landlord and the Rent shall be paid up to the time of such destruction or the date Tenant surrenders possession of the Premises, whichever is later, and the Lease shall thereafter be of no further effect. In the event that any questions shall arise between Landlord and Tenant as to whether or not repairs shall have been made with reasonable dispatch, due allowance shall be made for any delays which may arise in connection with the adjustment of the fire insurance loss and for any delays arising out of what are commonly known as "labor troubles" or "material troubles" or from any other cause beyond Landlord's control. In any event Landlord shall not be liable to Tenant by reason of fire or other damage to the Building or the Premises.

13.  CONDEMNATION

     If the entire Premises shall be taken by any public authority under the power of eminent domain, then the term of this Lease (or of any option period exercised hereunder) shall cease as of the date possession shall be taken by such public authority and the Rent shall be paid up to that day with a proportionate refund by Landlord of any prepaid Rent. If any part of the Premises material to the operations of Tenant shall be permanently taken under eminent domain, either party to this Lease shall have the right to terminate the Lease by notice in writing delivered to the other party within ten (10) days after notice of such taking and, upon such election, this Lease shall terminate as of the date when title vests in the taking authority and the Rent and all other sums payable under this Lease shall be prorated and paid to the date of termination. If neither party elects to terminate this Lease, Tenant shall continue in possession of the remainder of the Premises and all of the terms of this Lease shall continue in full force and effect, except that the Rent shall be reduced in proportion to the extent of the Premises taken. All damages awarded for any taking under the power of eminent domain, whether for the whole or a part of the Premises, shall belong to and be the property of the Landlord, whether such damages shall be awarded as compensation for diminution in value to the leasehold or to the fee of the Premises; provided, however, that Landlord shall not be entitled to any award made to Tenant for loss of business, or depreciation to, damage to, or costs of removal of, or for the value of stock, trade fixtures, furniture, and other personal property belonging to the Tenant.

     In the event of a taking of the whole or any part of the Premises for temporary use or occupancy, this Lease shall not terminate but shall remain in full force and effect and Tenant shall continue to pay in full the Rent and other charges payable under this Lease, without abatement, reduction or suspension. Tenant shall be entitled to receive any compensatory award made for such temporary use or occupancy provided, however, if such taking is to be for a period in excess of ninety (90) days, the Tenant shall have the right to elect to terminate this Lease.

14.  NO ABATEMENT

     No diminution or abatement of Rent, or other compensation, shall be allowed for inconvenience or injury arising from the making of repairs, alterations, or improvements to the Building nor for any space taken to comply with any law, ordinance or order of government authority.

15.  SERVICES

     Landlord will furnish as part of the Operating Expenses the following services to Tenant from Monday through Friday from 7:00 A.M. to 7:00 P.M. and on Saturday from 7:00 A.M. to 1:00 P.M. except for Christmas Day, Memorial Day, Labor Day, Thanksgiving Day, Fourth of July, and New Year's Day, or any subsequent nationally recognized holiday:

          (a) Cleaning services, deemed by Landlord to be normal and usual in a first-class office building, except that shampooing and replacement of carpet as required by Tenant shall be at Tenant's own expense.

          (b) Central heat and air conditioning in season, at such temperatures and in such amounts as are considered by Landlord to be reasonable; such services furnished to Tenant at times other than the hours set forth above, and on Sundays and holidays shall not be an Operating Expense and will be furnished to Tenant at its sole cost and expense.

          (c) Routine maintenance and electric lighting service for all Common Areas of the Building in the manner and to the extent deemed by Landlord to be standard.

          (d) Electricity and electrical facilities to furnish electrical current for normal office use.

          (e) Hot and cold water at those points of supply provided for general use at all times and all day through the year.

          (f) Initial and replacement bulbs and ballasts for building standard lighting within the Leased Premises.

          (g) Sufficient elevator service for the Leased Premises, weekdays and on Saturdays and at least one elevator serving the Leased Premises 24 hours a day, every day of the year.

          (h) Twenty-four (24) hour security for the Building.

     No electric current shall be used except that furnished or approved by the Landlord, nor shall electric cable or wire be brought into the Premises, except upon the written consent and approval of the Landlord. Tenant shall use only office machines and equipment that operate on the Building's standard electric circuits or equipment (the installation of which shall be at Tenant's expense after approval in writing by the Landlord). Excess electrical current consumption shall be paid for by the Tenant as Additional Rent to the Landlord in an amount to be determined by the Landlord based upon Landlord's estimated costs of such excess electric current consumption or based upon the actual cost thereof if such excess electric current consumption is separately metered.

     Such services and such other services as Landlord in its sole and absolute discretion may elect to provide, shall be provided as long as the Tenant is not in default of this Lease beyond any applicable cure periods, subject to interruption caused by repairs, renewals, improvements, changes of service, alterations, strikes, lockouts, labor controversies, inability to obtain fuel or power, accidents, breakdowns, catastrophes, national or local emergencies, acts of God and conditions and causes beyond the control of Landlord and upon such happening, no claim for damages or abatement of Rent for failure to furnish any such services shall be made by the Tenant or allowed by the Landlord.

     It is understood and agreed between the parties hereto that any charges against Tenant by Landlord for services or for work done on the Premises by order of Tenant, or otherwise accruing under this Lease, shall be considered as Additional Rent due and shall be included in any lien for Rent.

16.  ABANDONMENT

     In case the Tenant shall fail to take possession upon the Commencement Date, or in case the Premises or any part thereof shall be abandoned prior to the expiration of the term of this Lease, Landlord shall have the right, but not the obligation, to enter the Premises without instituting any proceeding either by force or otherwise without being liable for damages therefor, and to relet the same or any part thereof, for the unexpired portion of the term or longer and to collect the Rent therefor, and to apply the rents so collected to the payment of Rent and all other sums payable to Landlord. Tenant shall in such case remain responsible to Landlord for any and all deficiency, loss and damage suffered by Landlord, as provided for herein.

     For the purpose of this Section the Premises shall be deemed to have been vacated when Tenant shall have vacated the Premises and been away therefrom for five (5) consecutive days, exclusive of holidays and any time period utilized for renovations and repairs to the Premises, irrespective of whether the keys have been delivered to Landlord or not.

17.  DEFAULT AND REMEDIES

     All rights and remedies of the Landlord herein enumerated shall be cumulative, and none shall exclude another or any other right or remedy provided by law.

          (a) If Tenant or any guarantor of this Lease shall become bankrupt or insolvent or unable to pay its debts as such become due, or file any debtor proceedings or if Tenant or any guarantor shall take or have taken against either party in any court pursuant to any statute either of the United States or of any State, a petition in bankruptcy or insolvency which has not been dismissed within one hundred twenty (120) days or for reorganization or for the appointment of a receiver or trustee of all or a portion of Tenant's or any such guarantor's property, or if Tenant or any such guarantor makes an assignment for the benefit of creditors, or petitions for or enters into an arrangement with its creditors, then this Lease shall terminate and Landlord, in addition to any other rights or remedies it may have, shall have the immediate right of reentry and may remove all persons and property from the Premises and such property may be removed and stored in a public warehouse or elsewhere at the cost of and for the account of Tenant, all without service of notice or resort to legal process and without being deemed guilty of trespass, or becoming liable for any loss or damage which may be occasioned thereby.

          (b) If the Tenant defaults in the payment of Rent or in the prompt and full performance of any provisions of this Lease, or if the leasehold interest or the Tenant's business or fixtures of Tenant are levied upon under execution or attached by process of law, or if the Tenant makes an assignment for the benefit of creditors, or if a receiver is appointed for any property of the Tenant, or if the Tenant abandons the Premises, or if Tenant fails to cure a monetary or non-monetary default within five (5) days after written notice thereof, or if said non-monetary default is of such a nature that same cannot be cured within five (5) days, Tenant fails to diligently commence to cure within that time and thereafter continues to proceed to cure same, then Landlord at its option, may forthwith terminate this Lease and the Tenant's right to possession of the Premises, or terminate only Tenant's right to possession hereunder.

          (c) Upon any termination of this Lease, whether by lapse of time or otherwise, the Tenant shall surrender possession and vacate the Premises immediately, and deliver possession thereof to the Landlord, and hereby grants to the Landlord full and free license to enter into and upon the Premises in such event with process of law and to expel or remove the Tenant and any others who may be occupying or within the Premises and to remove any and all property therefrom, using such force as may be allowed by law without being deemed in any manner guilty of trespass, eviction or forcible entry or detainer, and without relinquishing the Landlord's rights to Rent or another right given to Landlord hereunder or by operation of law.

          (d) If the Tenant abandons the Premises or otherwise entitles the Landlord so to elect, and the Landlord does elect to terminate the Tenant's rights to possession only, without terminating the Lease, the Landlord may, at the Landlord's option, enter into the Premises, remove the Tenant's signs and other evidence of tenancy, and to take and hold possession thereof without such entry and possession terminating the Lease or releasing the Tenant, in whole or in part, from the Tenant's obligation to pay the Rent hereunder for the full term, and in any such case the Tenant shall pay forthwith to the Landlord a sum equal to the entire amount of the Rent reserved for the remainder of the stated term plus any other sums then due hereunder. Upon and after entry into possession without termination of the Lease, the Landlord may, but need not, relet the Premises or any part thereof for the account of the Tenant to any person, firm or corporation other than the Tenant for such Rent, for such time and upon such terms as the Landlord, in the Landlord's sole discretion, shall determine; and the Landlord shall not be required to accept any tenant offered by the Tenant or to observe any instruction given by the Tenant about such reletting. In any such case, the Landlord may make repairs, alteration and additions in or to the Premises and redecorate the same to the extent deemed by the Landlord necessary or desirable, and the Tenant shall, upon demand, pay the cost thereof, together with all of Landlord's expenses of the reletting, including by way of example, but not by way of limitation advertising expenses, commissions, broker's fees, etc. If the consideration collected by the Landlord upon any such reletting for the Tenant's account is not sufficient to pay monthly the full amount of the Rent reserved in this Lease, together with the costs of repairs, alterations, additions, redecorating and the Landlord's expenses, the Tenant shall pay to the Landlord the amount of each monthly deficiency upon demand.

          (e) Any and all property which may be removed from the Premises by the Landlord pursuant to the authority of this Lease or of law, to which the Tenant is or may be entitled, may be handled, removed or stored by Landlord at the risk, cost and expense of Tenant, and Landlord shall in no event be responsible for the value, preservation or safekeeping thereof. Tenant shall pay to Landlord, upon demand, all expenses incurred in such removal and all storage charges against such property so long as the same shall be in the Landlord's possession or under Landlord's control. Landlord may place such property in storage for the account of, and at the expense of Tenant and if Tenant fails to pay the cost of storing such property after it has been stored for a period of ninety (90) days or more, Landlord may sell any or all of such property in such manner and at such times and places as Landlord, in its sole discretion, may deem proper, without notice to or demand upon Tenant for the payment of any part of such charges of the removal of any of such property and shall apply the proceeds of such sale first to the cost of expenses of such sale, including reasonable attorneys' fees; second, to the payment of the costs and charges of storing any property; third, to the payment of any other sums of money which may then or thereafter be due to Landlord from Tenant under any of the terms hereof; and fourth, the balance, if any, to Tenant. the removal and storage of Tenant's property as above provided shall not constitute a waiver of Landlord's lien thereon.

          (f) Tenant shall pay upon demand all of Landlord's costs, charges and expenses, including the fees of counsel, agents and others retained by Landlord, incurred in enforcing Tenant's obligations hereunder or incurred by Landlord in any litigation, negotiation or transaction in which Tenant causes Landlord, without Landlord's fault, to become involved or concerned. Attorney's fees shall be awardable for all phases of litigation, trial, as well as appellate.

          (g) To perfect and assist in the implementation of certain of Landlord's rights in and to the Tenant's personal property, Tenant hereby pledges and assigns to Landlord and grants unto Landlord a lien upon all furniture, fixtures, goods and chattels of Tenant which shall or may be bought or put on the Premises as further security for the faithful performance of the terms, provisions, conditions and covenants of this Lease. Tenant specifically agrees that said lien may be enforced by distress, foreclosure or otherwise at the election of the Landlord. Tenant hereby expressly waives and renounces for himself and family any and all homestead and exemption right he may have now hereafter, under or by virtue of the Constitution or laws of the State of Florida, or of any other state, or of the United States, as against the payment of Rent, Additional Rent or any other charges payable by Tenant hereunder or any other obligation or damage that may accrue under the terms of this Agreement.

          (h) Notwithstanding any contrary provision of this Lease, Tenant shall look solely to the interest of Landlord or its successor (as Landlord hereunder) in the real property of which the Leased Premises are a part for the satisfaction of any judgment or judicial process requiring the payment of money as a result of any negligence or breach of this Lease by Landlord or such successor, and no other assets of Landlord or its successor shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies in any of such events. Tenant's sole right and remedy in any action or proceeding concerning Landlord's reasonableness (where the same is required under this Lease) shall be an action for declaratory judgment and/or specific performance.

          (i) If Tenant shall fail to observe or perform any term or condition on Tenant's part to be observed or performed under this Lease, then Landlord may, after providing the notice required in subparagraph (b) above, perform the same for the account of Tenant, and if Landlord shall make any expenditure or incur any obligation for the payment of money in connection therewith (including reasonable attorneys' fees in instituting, prosecuting and/of defending any action or proceeding through appeal), the sums paid or obligations incurred, with interest as specified in Paragraph 1 hereof, and costs shall be deemed to be Additional Rent hereunder and shall be paid by Tenant to Landlord within ten (10) days after rendition of a bill or statement therefor.

18.  ASSIGNMENT OR SUB-LETTING OF TENANT'S INTEREST

     The Tenant's interest in this Lease or any security deposited thereunder shall not be sold, transferred, mortgaged or assigned, nor shall the Premises, or any part thereof, including desk space, be let or sublet without the prior written consent of Landlord. Even though Landlord may consent to a sale, transfer, mortgage, assignment or subletting thereof, the aforesaid restrictions shall remain in full force and effect, and no further sale, transfer, mortgage, assignment or subletting shall be made without Landlord's consent in writing. Any sale or transfer, whether to one or more persons and whether at one or different times, of a total of more than fifty percent (50%) of the shares of capital stock of any corporation which is then the legal tenant under this Lease, or the transfer of greater than a fifty percent (50%) partnership interest if a partnership is the then legal tenant under this Lease, shall be deemed an assignment within the meaning of this Section. Tenant agrees that subject to the further provisions hereof, in the event Tenant should desire to assign this Lease or sublet the Leased Premises or any part thereof, Tenant shall give Landlord written notice of such desire at least sixty (60) days in advance of the date on which Tenant desires to make such assignment or sublease. Landlord shall then have a period of thirty (30) days following receipt of such notice within which to notify Tenant in writing that Landlord elects either (1) to terminate this Lease as to the space so affected as of the date so specified by Tenant in which event Tenant will be relieved of all further obligations hereunder as to such space, or (2) to permit Tenant to assign or sublet such space, subject, however, to subsequent written approval of the proposed assignee or sublessee by Landlord, or (3) to refuse to consent to Tenant's assignment or subleasing such space and to continue this Lease in full force and effect as to the entire Leased Premises. If Landlord should fail to notify Tenant in writing of such election within said thirty (30) day period, Landlord shall be deemed to have elected option (3) above. No assignment or subletting by Tenant shall relieve Tenant of any obligation under this Lease. Any attempted assignment or sublease by Tenant in violation of the terms and covenants of this Paragraph 18 shall be void.

     In the event Landlord consents to any assignment of this Lease or any sublease of all or any part of the Premises, Tenant shall pay the Landlord, on a monthly basis, an amount equal to all Rent, property and other consideration paid under said assignment or sublease during each month in excess of the Base Rent as adjusted pursuant to this Lease for said month. In the event of a sublease or assignment of any part of the Premises, Tenant shall pay such amount as is in excess of that portion of the Base Rent which is reasonably allocated by Landlord to such portion of the Premises.

     Tenant shall pay to Landlord, Landlord's administrative fees, overhead and fees of counsel in connection with any assignment or subletting by Tenant and in connection with any other legal document which is prepared or reviewed by Landlord for the benefit of Tenant , but not less than a minimum sum of One Thousand and 00/100 Dollars ($1,000.00).

19.  COLLECTION OF RENT FROM OTHERS

     If the Tenant's interest in this Lease is assigned, or if the Premises or any part thereof is sublet, Landlord may, after default by Tenant, collect Rent from the assignee or sub-tenant and apply the net amount collected to the Rent due from Tenant. No such collection shall be deemed a waiver of the covenant herein against sale, transfer, mortgage, assignment and subletting or a release of Tenant from the performance of the covenants herein contained. In the event of such default, Tenant hereby assigns the rent due from the sub- tenant or assignee to Landlord, and hereby authorizes such sub-tenant or assignee to pay the rent directly to Landlord.

20.  INFORMATION AS TO SUB-TENANTS

     If the Premises shall be sublet in whole or in part by Tenant, Tenant will, on demand of Landlord, furnish and supply in writing, within three (3) days after such demand, any and all information with regard to said sub-tenants which Landlord may reasonably request. Nothing herein contained shall be construed to be a consent to any sub-letting or a waiver of the covenant against sub-letting contained therein.

21.  RELOCATION

     Landlord expressly reserves the right before possession or commencement and during the term of this Lease, at its sole cost and expense, to remove the Tenant from the Leased Premises and relocate the Tenant to some other space of Landlord's choosing of approximately the same size within the Building, which other space shall be decorated by Landlord at Landlord's expense and Landlord may in its discretion use such decorations and materials from the existing Leased Premises or other materials, so that the space in which Tenant is relocated is comparable in its interior design and decoration to the Leased Premises from which Tenant is removed; provided, however, that if Landlord exercises its election to remove and relocate the Tenant to other space within the Building and the new space is at that time leasing for a higher rate of Rent per square foot of Net Rentable Area, then Tenant shall not be required to pay the difference between the Rent per square foot of Net Rentable Area of the Leased Premises and the higher Rent per square foot of Net Rentable Area of the space to which Tenant is relocated; provided, further, that if Tenant is removed and relocated to other space within the Building which is then leasing at a rate of Rent per square foot of the Net Rentable area less than the rate of Rent per square foot of the Net Rentable Area of the existing Leased Premises at that time, Tenant's Rent per square foot shall be reduced to the Rent per square foot of Net Rentable Area then being charged for the space in which Tenant has been relocated. Tenant, by the execution of this Lease, acknowledges the foregoing right of Landlord, and no rights granted in this Lease to Tenant, including, but not limited to the right of peaceful and quiet enjoyment, shall be deemed to have been breached or interfered with by reason of Landlord's exercise of the right of relocation reserved in this Paragraph. Landlord's sole obligation for costs and expenses of removal and relocation shall be the actual cost of relocating and decorating the space in which tenant is relocated, and Tenant agrees that Landlord's exercise of its election to remove and relocate Tenant shall not terminate this Lease or release the Tenant, in whole or in part, from the Tenant's obligation to pay the rents and perform the covenants and agreement hereunder for the full term of this Lease. Landlord will endeavor to relocate Tenant with a minimum of disturbance to Tenant's business, and for such period, if any, as Tenant is unable to conduct its business during and because of such relocation, Rent shall abate.


22.  RIGHT OF LANDLORD TO USE ENTRANCES, ETC. AND TO CHANGE SAME

     For the purpose of making repairs or alterations in any portion of the Building of which the Premises form a part, Landlord may use one or more of the street entrances, halls, passageways and elevators of the said Building, provided, however, that there be no unnecessary obstruction of the right of entry to the Premises while the same are occupied. Landlord may at any time change the name or number of the Building, remodel or alter the same, or the location of any entrance thereto, or any other portion thereof not occupied by Tenant, and the same shall not constitute a constructive or actual, total or partial eviction.

23.  ATTORNEYS' FEES

[6]


24.  EXAMINATION OF PREMISES AND NO ORAL REPRESENTATION

     The taking possession of the Premises by Tenant shall be conclusive evidence that the Premises were in good and satisfactory condition at the time such possession was taken, subject to "punch list" items and latent defects. No representation, except those contained herein, have been made on the part of the Landlord with respect to this undertaking, whether relating to the repair, condition or otherwise of the Premises or the Building. Tenant will make no claim on account of any representation whatsoever, whether made by any renting agent, broker, offices or other representative of Landlord or which may be contained in any circular, prospectus advertisement relating to the Premises, or otherwise, unless the same is specifically set forth in this Lease.



--------

[6] In the event of litigation to enforce any of the terms or provisions of this Lease, the prevailing party shall be entitled to be reimbursed by the non- prevailing party for its reasonable attorney fees and court costs.

25.  SUBORDINATION

     Tenant agrees that its rights hereunder are subordinate to the lien of any mortgage, ground lease, or any other method of financing or refinancing now or hereafter placed against the Land and/or the Premises and/or any/or all of the Building now built or hereafter to be built on the Land by Landlord and to any and all advances made or to be made thereunder and to the interest thereon and to all renewals, replacements, modifications, consolidations and extension thereof. This paragraph shall be self-operative and no further instrument of subordination shall be required. Tenant further agrees that it will enter into and execute all documents which any such mortgagee or any ground lessor may reasonably request Tenant to enter into and execute, including a subordination agreement. Tenant agrees that it will send copies of all notices to Landlord, to Landlord's mortgagees or ground Lessors, provided that Tenant has been furnished with the name and address of such mortgagees or ground lessors, and further provided that Landlord or Landlord's mortgagee or ground lessor has requested Tenant to send copies of such notices. Tenant agrees that Tenant will attorn to any mortgagee or ground lessor or purchaser at a foreclosure sale, if requested to do so.

     The Tenant further covenants and agrees that if by reason of a default under any underlying lease (*including an underlying lease through which the Landlord derives its leasehold estate in the Premises), such underlying lease and the leasehold estate of the Landlord in the Premises demises hereby is terminated, the Tenant will attorn to the then holder of the reversionary interest in the Premises demised by this Lease and will recognize such holder as the Tenant's Landlord under this Lease. The Tenant agrees to execute and deliver, at any time and from time to time, upon the request of the Landlord or of the lessor under any such underlying lease any instrument which may be necessary or appropriate to evidence such attornment. The Tenant further waives the provision of any statute or rule of law now or hereafter in effect which may give or purport to give the Tenant any right of election to terminate this Lease or to surrender possession of the premises demised hereby in the event any proceeding is brought by the lessor under any underlying lease to terminate the same.

     If a Mortgagee of Landlord's shall request reasonable modifications to this Lease, Tenant shall execute, acknowledge, and deliver to the Mortgagee an agreement, in form and substance satisfactory to the Mortgagee, evidencing such modifications, provided that such modifications do not increase Tenant's obligations under this Lease or materially adversely affect (a) the leasehold interest created by this Lease, or (b) Tenant's use and occupancy or the Leased Premises.

26.  HOLDING OVER

     If the Tenant retains possession of the Premises or any part thereof after the termination of this Lease or any extension thereof, by lapse of time or otherwise, the Tenant shall pay the Landlord Rent at double the rate payable for the year immediately proceeding said holdover, computed on a per month basis, for the time the Tenant thus remains in possession. The provisions of this paragraph do not waive the Landlord's rights of re-entry or any other right hereunder. Any retention of the Premises after the termination of this Lease or any extension thereof shall be considered as a month-to-month holdover unless otherwise agreed to in writing by both parties.

27.  CERTIFICATE BY TENANT

     Tenant shall deliver to Landlord or to its mortgagees, auditors, or prospective purchaser, or to the owner of the fee, when requested by Landlord, a certificate to the effect that this Lease is in full force and effect and that Landlord is not in default therein or stating specifically any exceptions thereto. Failure to give such a certificate within ten (10) days after written request shall be conclusive evidence that the Lease is in full force and effect and Landlord is not in default and Tenant shall be estopped from asserting any defaults known to him at that time.

28.  REMEDIES CUMULATIVE

     The various rights, remedies, powers and elections of Landlord reserved, expressed, or contained in this Lease, are cumulative and no one of them shall be deemed to be exclusive to the others or of such other rights, remedies, powers, options or elections as are now, or may hereafter be, conferred upon Landlord by law.

29.  NO WAIVER OF PERFORMANCE

     No waiver of Landlord of any provision hereof shall be deemed to have been made unless such waiver is in writing signed by Landlord. The failure of Landlord to insist upon the strict performance of any of the covenants or conditions of this Lease, or to exercise any option herein conferred, shall not be construed as waiving or relinquishing for the future of any such covenants, conditions or options, but the same shall continue and remain in full force and effect. No act of Landlord or its agent during the term hereof shall be deemed an acceptance or a surrender of the Premises unless made in writing and personally subscribed by Landlord. Neither the delivery of the keys to the Premises by Tenant to Landlord or its agents is to be deemed a surrender and acceptance thereof. No payment by Tenant of a lesser amount than the monthly Rent herein stipulated shall be deemed to be other than on account of the stipulated Rent.

30.  AGREEMENT TO INDEMNIFY

     Tenant shall indemnify and save Landlord harmless, and does agree to indemnify and save Landlord harmless, of and from all fines, claims, demands, and causes of action of every nature whatsoever arising or growing out of any manner connected with the occupation or use of the Premises and Building, and every part thereof, by Tenant and the employees, agents, servants, guests and invitees of Tenant, including without limiting the generality of the foregoing, any claims, demands and causes of action for personal injury and/or property damage, and said indemnification shall extend to any liens, claims, demands, and causes of action of every nature whatsoever which may be made upon, sustained or incurred by Landlord by reason of any breach, violation of non-performance of any term, covenant, or condition hereof on the part of the Tenant, or by reason of any act or omission on the part of Tenant and the employees, agents, servants, guests and invitees of Tenant. In any such event, comparative negligence on the part of the Landlord shall not in any way effect Tenant's obligation under this indemnification. Tenant agrees that this indemnification shall further extend to all costs incurred by Landlord, including reasonable attorney's fees.

     Tenant agrees that, at all times during the Term (as well as prior and subsequent thereto, if Tenant or its agents shall then use or occupy a portion of the Leased Premises), it shall keep in force, with a responsible insurance company licensed to do business in the State of Florida which shall have at least a Best's Rating of A and otherwise be reasonably acceptable to Landlord, commercial general liability and property damage liability insurance in a single limit of not less than $1,000,000.00 covering death or injury to any person(s) as well as property damage. Such policy shall
(a) include Landlord, its managing agent (if any), and such other parties as Landlord may designate as parties insured; (b) be considered primary insurance;
(c) include by endorsement an agreement insuring Tenant's indemnity and hold harmless obligations under this paragraph; (d) provide that it may not be cancelled or changed without at least twenty (20) days prior written notice from the insurer to each party insured thereunder; and (e) provide that the insurance company issuing the policy shall not have a right of subrogation against Landlord or its insurer. Upon Landlord's request from time to time, Tenant shall furnish Landlord with either the original policy, or at Tenant's option, a certificate of the insurance so carried by Tenant.

     In case Landlord shall be made a party to any litigation commenced against Tenant, then Tenant shall protect and hold Landlord harmless and shall pay all costs, expenses and reasonable attorney's fees incurred or paid by Landlord for attorneys of its own choice in connection with such litigation.

31.  NOTICES

     All notices shall be in writing. Any notice by Landlord to Tenant shall be deemed to be duly given if either delivered personally to Tenant, [7] days after depositing into the United States mail system via registered or certified mail, or via overnight mail (i.e., Federal Express), addressed to Tenant at the Building in which the Premises are situated. Any notice of Tenant to Landlord shall be deemed duly given if delivered personally to Landlord, [8] days after depositing into the United States mail system via registered or certified mail, or via overnight mail (i.e., Federal Express), addressed to Landlord, 19495 Biscayne Boulevard, Aventura, Florida 33180 (or at such other address as may hereafter be designated by Landlord), and also to the agent of Landlord, if any, charged with the renting and management of the Building.

32.  SURRENDER AT EXPIRATION OF THE TERM

     Tenant agrees at the expiration of the term to quit and surrender the Premises and everything belonging to or connected therewith in as good state and condition as reasonable wear and use thereof will permit, and to remove all signs, advertisements and rubbish from the said Premises; and Tenant hereby expressly authorizes Landlord, as the agent of Tenant, to remove such rubbish and make such changes and repairs as may be necessary to restore the Premises to such condition at the expense of Tenant.



--------
[7]  five (5) business
[8]  five (5) business

33.  RULES AND REGULATIONS

     Tenant agrees to observe and comply with and Tenant agrees that his agents, servants, employees and all persons visiting in the Premises will observe and comply with rules and regulations (the "Rules and Regulations") annexed hereto and such other and further Rules and Regulations as Landlord may from time to time deem needful and prescribe for the reputation, safety, care and cleanliness of the Building and Land and the preservation of good order therein and the comfort, quiet, and convenience of other occupants of the Building, which Rules and Regulations shall be liable to Tenant for the violation of any of the said Rules and Regulations by any other Tenant or person. Landlord agrees that the Rules and Regulations will be reasonable and will not interfere with Tenant's quiet enjoyment of the Premises.

34.  SIGNS

     Tenant shall not construct any signs on the Premises or any other portion of the Building. The Landlord will provide and install, at its sole expense, all letters or numerals on doors entering the Premises and a Building standard listing on the directory board located within the Building evidencing the name of the Tenant only. All such letters and numerals shall be in the standard graphics as approved in writing by Landlord for the Building and no others shall be permitted on the Premises without the Landlord's prior written consent which consent may be arbitrarily withheld. Any letters, names or numerals on the doors entering the Premises or on the Building's directory board other than as set forth above shall be provided for and installed by Landlord at Tenant's sole expense.

35.  IMPROVEMENTS BY TENANT

     In making any alterations, decorations, additions, installations or improvements to or in the Premises, Tenant shall employ only such labor as shall have the same union affiliations as the workmen of Landlord's contractors, and such as will not cause strikes or labor trouble with other employees in the building employed by Landlord or Landlord's contractors; and all such work done by Tenant shall be performed and installed in such a manner that the same shall comply with all provisions of law, ordinances and all Rules and Regulations of any and all agencies and authorities having jurisdiction over the Premises, and at such time and in such manner as not to interfere with progress of any work being performed by or on account of Landlord. Notwithstanding the foregoing, it is understood that Tenant is not obliged by Landlord to make any improvement or improvements, and in no event shall Tenant have the right to create or permit there to be established, any lien or encumbrances of any nature against the Premises or the Building for said improvement or improvements by Tenant, and Tenant shall fully and promptly pay the cost of any improvement or improvements made or improvements made or contracted by Tenant.

36.  IMPROVEMENT OF THE DEMISED PREMISES

     Tenant hereby agrees to accept the Premises in its "AS-IS" condition. [9]

37.  LANDLORD'S INTEREST NOT SUBJECT TO MECHANICS LIENS AND REMOVAL OF LIENS

     (a) Landlord's Interest Not Subject to Liens. All persons to whom these presents may come are put upon notice of the fact that Tenant shall never, under any circumstances have the power to subject the interest of Landlord in the Premises or any portion of the Building to any mechanics' or materialmen's lien or liens of any kind. All persons who may hereafter, during the continuance of this Lease, furnish work, labor, services or materials to the Premises, or any portion of the Building upon the request or order of Tenant, or any person claiming under, by or through Tenant, must look wholly to the interest of Tenant and not to that of Landlord.

     (b) Tenant's Obligation to Remove Liens. Tenant shall not permit or suffer to be filed or claimed against the Premises or any portion of the Building during the continuance of this Lease any lien or liens of any kind arising out of the action of Tenant, and if any such lien be claimed or filed, Tenant covenants, within the time now about to be limited, to cause the lien ("Claim"), either through the deposit into court pursuant to statute of the necessary sums of money, or in any other way which is competent legally to effect the release ("Release") of the Premises and/or the Building from the Claim. The time within which Tenant must effect such Release of the premises and/or the Building, as aforesaid, is as follows:

          (i) If the Claim shall have been evidenced through the giving of a written notice of lien claim, and if such notice be filed amongst the Public Records of Dade County, Florida, then Tenant shall effect such Release from such Claim within thirty (30) days after the time when such Claim shall have been filed amongst the Public Records.

          (ii) If the Claim be evidenced, without notice having been given as aforesaid, through the filing of a suit in any court having jurisdiction of the subject matter, in which suit the Claim is asserted and sought to be enforced, then Tenant must effect the Release within ten (10) days after the time when service of process shall have been completed against Tenant or Landlord in the suit.

     In the event that the Tenant shall violate the terms and provisions of this paragraph, such violations shall constitute an immediate default under this Lease.

         38. SECURITY

     Tenant has deposited with Landlord the sum of Ten Thousand Two Hundred Three and 56/100 Dollars ($10,203.56) representing the equivalent of three (3) months' Rent including 7.0% sales tax, as security for the faithful performance and observance by Tenant of the terms, provisions and conditions of this Lease. It is agreed that,


--------

[9] Notwithstanding anything herein to the contrary, Landlord, at Landlord's sole cost and expense, shall perform the following work in the Demised
     Premises: (i) re-paint the Demised Premises; (ii) re-carpet the Demised Premises; and (iii) create an entrance way between the two (2) existing suites.

in the event Tenant defaults in respect of any of the terms, provisions and conditions of this Lease, including, but not limited to, the payment of Base Rent and Additional Rent, Landlord may use, apply or retain the whole or any part of the security deposited to the extent required for the payment of any Rent for any sum which Landlord may expend or may be required to expend by reason of Tenant's default in respect of any of the terms, covenants and conditions of this Lease, including, but not limited to, any damages or deficiency in the re-letting of the Premises, whether such damage accrued before or after summary proceedings or other re-entry by Landlord. In the event the Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this Lease, the security shall be returned to Tenant after the date fixed at the end of the Lease, and after delivery of the entire possession of the Premises to Landlord. In the event of a sale of the Land and Building, of which the Premises form a part, Landlord shall have the right to transfer the security to the vendee, and Landlord shall thereupon be released by Tenant from all liability for the return of such security and Tenant agrees to look solely to the new Landlord for the return of said security. It is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new Landlord. Tenant further covenants that it will not assign or encumber the monies deposited herein as security and that neither Landlord nor its assigns shall be bound by any such assignment or encumbrance. Landlord shall not be required to keep the security in a segregated account and the security may be commingled with other funds of Landlord, and in no event shall Tenant be entitled to any interest on the security. The mortgagee holding a mortgage encumbering the Building shall not be responsible to Tenant for the security deposit in the event such mortgagee becomes the owner of the Building through foreclosure or by reason of a deed in lieu thereof. Tenant agrees not to look to any Mortgagee or Purchaser at any foreclosure sale or Grantee in a Deed given in lieu of foreclosure for the return of any Security Deposit given to Landlord unless Landlord has given such Deposit to any such entity.

         39.      QUIET POSSESSION AND OTHER COVENANTS

     (a) Landlord covenants that if and so long as Tenant pays the Base Rent and Additional Rent reserved by this Lease and performs and observes all of the covenants, conditions, and Rules and Regulations hereof, Tenant shall quietly enjoy the Premises, subject, however, to the terms of this Lease. Tenant expressly agrees for it, its executors, administrators, personal representatives, successors and assigns that the covenant of quiet enjoyment (express or implied) and all other covenants in this Lease on the part of the Landlord to be performed shall be binding upon the Landlord as long as Landlord remains the ground lessee of the Land on which the Premises are located.

     (b) Landlord's Warranty of Title. Landlord hereby represents and warrants to Tenant as follows:

          (i) Donald Soffer and Bernard Redlich, as trustees under Land Trust No. SR-1 ("Master Lessor") is the owner of the land underlying the Premises.

          (ii) Master Lessor has leased the land underlying the Premises to Landlord via a ground lease (the "Master Lease"). The Master Lease is in full force and effect. No default exists under the Master Lease with respect to the obligations of either Master Lessor or Landlord.

          (iii) Landlord has full right and authority to enter into this Lease.

          (iv) No joinder or approval of any other person is required with respect to Landlord's right and authority to enter into this Lease.

40.  COMMON AREAS

     So long as this Lease is in good standing, Tenant and Tenant's employees, agents, servants, customers and invitees shall have a nonexclusive right to use the Common Areas in common with the other occupants of the Building, employees, agents, servants, customers and other invitees, subject to the Rules and Regulations promulgated by Landlord from time to time.

41.  BROKER

     Tenant covenants, warrants and represents that no broker was instrumental in consummating this Lease [10] and that no conversations or negotiations were had with any broker [11] concerning the renting of the Premises. Tenant agrees to hold Landlord harmless from and against, and agrees to defend at its own expense, any and all claims for a brokerage commission by Tenant with any brokers. [12]

42.  TRANSFER BY LANDLORD

     In the event that the interest or estate of Landlord in the Land or Building shall terminate by operation of law or by bona fide sale or by execution or foreclosure sale, or for any other reason, then and in any such event Landlord shall be released and relieved from all liability and responsibility as to obligations to be performed by Landlord hereunder or otherwise. In such event, Landlord's successor, by acceptance of Rent from Tenant hereunder, shall become liable and responsible to Tenant in respect to all such obligations of landlord under this Lease.

43.  TIME

     The parties hereto agree that time is of the essence of this Lease and applies to all terms and conditions contained herein.

44.  COPIES OF LEASE

     This Lease may be executed by the parties hereto in one or more counterparts each of which shall be an original and all of which constitute one and the same agreement. Copies of this Lease or any amendment hereto certified by the parties to be true and correct shall be satisfactory evidence thereof for all purposes.

45.  SUCCESSORS

     The terms and conditions of this Lease shall inure to the benefit of and be binding upon any successor hereunder, as well as upon the personal representatives, heirs, assigns (where permitted) and all other successors in interest of the parties.

--------

[10] , other than EWR,
[11] , other than EWR,
[12] , other than EWR

46.  CONSTRUCTION, APPLICABLE LAW

     The words "Landlord" and "Tenant" as used herein shall include the plural as well as the singular. Words used in masculine gender include the gender and neuter. If there be more than one Landlord or Tenant, the obligations imposed hereunder upon the Landlord or Tenant shall be joint or several. The section headings or titles in this Lease are not a part hereof and shall have no effect upon the construction of interpretation of any part hereof. This Lease shall be construed and enforced under the laws of the State of Florida. Should any provisions of this Lease be illegal or unenforceable under such laws, it or they shall be considered severable and this Lease and its conditions shall remain in force and be binding upon the parties hereto just as though the illegal or unenforceable provisions had never been included herein.

47.  JOINDERS

     The Tenant hereby agrees to join in any and all documents pertaining the Land and/or Building, which are requested by Landlord including, but not limited to, land use plan amendments, zoning applications, development of regional impact applications and all other permits, applications and/or documents, to be filed with any governmental and/or quasi-governmental authorities with respect to the development of all or any portion of the Building and/or property adjacent to the Building which may now or in the future be owned by Landlord provided that such joinder shall not unreasonably materially affect Tenant's ability to occupy the Premises.

48.  ENTIRE AGREEMENT

     This Lease contains the entire agreement between the parties hereto and all previous negotiations leading thereto, and it may be modified only by an agreement in writing signed and sealed by Landlord and Tenant. No surrender of the Leased Premises, or of the remainder of the terms of this Lease, shall be valid unless accepted by landlord in writing. Tenant acknowledges and agrees that Tenant has not relied upon any statement, representation, prior written or prior or contemporaneous oral promises, agreements or warranties except such as are expressed herein.

49.  TYPEWRITTEN AND HANDWRITTEN PROVISIONS

     To the extent that any portions of the handwritten provisions, or amendments to this Lease conflict with the typewritten provisions, or amendments to this Lease conflict with the typewritten provisions, then in all events, the handwritten provisions shall prevail.

50.  TENDER AND DELIVERY OF LEASE INSTRUMENT

     Submission of this instrument for examination does not constitute an offer, right of first refusal, reservation of or option for the Leased Premises or any other space or premises in, on or about the Building. This instrument becomes effective as a Lease upon execution and delivery by both Landlord and Tenant.

51.  NO PARTNERSHIP

     Nothing contained in this Lease shall be deemed or construed to create any other relationship between the parties hereto other than that of Landlord and Tenant.

52.  PARKING

     Tenant shall be entitled to rent one (1) parking space in the enclosed parking garage for each 500 square feet of Net Rentable Area leased to Tenant; accordingly, Tenant is entitled to two (2) parking spaces in the enclosed garage at the initial cost of $75.00 per space per month for unassigned parking spaces or $150.00 per space per month for assigned parking spaces. Assigned parking spaces shall be designated as Tenant's spaces. Landlord shall determine any increase in such per space cost on an annual basis based upon the following described formula:

     The parking space fee provided above shall, at the commencement of the second Lease Year and each year thereafter (the "Rental Adjustment Date"), increase (such new fee is referred to as the "Adjusted Parking Space Fee") at the same rate as increases in the Consumer Price Index, all cities, all urban consumers, all items, 1982-84 = 100, published by the United State Department of Labor, Bureau of Labor Statistics ("Index"). The Index which is published for the month of the Commencement Date is the beginning index ("Beginning Index"). The Parking Space Fee increase adjustment is to be calculated as follows: If the Index published for the month Rental Adjustment Date ("Extension Index") has increased over the Beginning Index, the Parking Space Fee for the following year (until the next rent adjustment) shall be set by multiplying the Parking Space Fee for the Commencement Date by a fraction, the numerator of which is the Extension Index and the denominator of which is the Index for the previous Lease year.

     Notwithstanding anything herein to the contrary, in no event shall the parking space fee increase in an amount less than four percent (4%) per Lease Year.

     It is understood that the Index is now being published by the Bureau of Labor Statistics. Should said Bureau change the manner of computing the Index, the Bureau shall be requested to furnish a conversion factor designed to adjust the new index to the one previously in use and the adjustment to the new index shall be made on the basis of such conversion factor. Should the publication of the Index be discontinued by said Bureau, then such other Index as may be published by such bureau most nearly approaching said discontinued Index shall be used in making the adjustments herein provided. Should said Bureau discontinue the publication of any Index herein contemplated, then such Index as may be published by another United States Governmental Agency as most nearly approximates the Index first above referred to shall govern and be substituted as the Index to be used, subject to the application of an appropriate conversion factor to be furnished by the governmental agency publishing the adopted Index. If such governmental agency will not furnish such conversion factor, then Landlord shall choose a conversion factor or a new Index which most nearly approximates the Index. The decision of the Landlord in this regard shall be final.

     Parking areas for Tenant and Tenant's employees that do not park in the enclosed parking garage shall be entitled to park in an open air surface parking area designated by Landlord. Landlord may redesignate the open air surface parking area from time to time in its sole and absolute discretion.

53.  LEASE NOT TO BE RECORDED

     The Tenant shall not record this Lease or any memorandum of its terms. In addition to all other rights and remedies available to Landlord, the parties agree that the recording of this Lease may create a cloud upon Title of the Building and the Tenant does hereby indemnify and hold the Landlord harmless for all loss, expenses including but not limited to attorneys' fees and court costs through all trial and appellate levels which may be incurred by Landlord as a result of Tenant's breach of the terms and provisions of this paragraph. In addition to any and all other rights or remedies available at law or in equity, Landlord shall specifically have the right to injunctive relief to cause any memorandum in violation of this provision to be vacated of record. Landlord reserves the right (but not the obligation) to record this Lease or any memorandum of its terms.

54.  MISCELLANEOUS

     (a) All of the parties have participated fully in the negotiation and preparation hereof; and, accordingly, this Lease shall not be more strictly construed against any one of the parties hereto.

     (b) Neither Landlord nor Tenant shall divulge the contents of this Lease to any other party except as required by Law.

55.  EXHIBITS

     The following Exhibits, which are attached hereto, are incorporated into this Lease by reference and constitute a part hereof:


     (a) Exhibit "A" - Plans

     (b) Exhibit "B" - Net Rentable Area and Common Area Definitions

     (c) Exhibit "C" - Rules and Regulations

     (d) Security Deposit Receipt

     IN WITNESS WHEREOF, the respective parties have hereunto set their hands and seals and caused these presents to be executed by their duly authorized officers the date set forth below.

     Signed, sealed and delivered in the presence of:


Witness:                                     Landlord:
                                               ONE TURNBERRY PLACE
                                               ASSOCIATES, a Florida general
                                               partnership

                                               By:
----------------------------------             ---------------------------------

                                               Title
                                               :
----------------------------------
         (as to Landlord)
                                               Date:
                                               ---------------------------------

                                               Tenant:
                                               MEDICAL MAKEOVER CORP. OF
                                               AMERICA, INC., a Florida
                                               corporation


                                               By:
----------------------------------             ---------------------------------

                                               Title:
----------------------------------
          (as to Tenant)
                                               Date:
                                              ----------------------------------

                                   EXHIBIT "A"

                                      PLANS

                                   EXHIBIT "B"

     The term "Net Rentable Area", as used in this Lease, refers to (i) in the case of a single tenancy floor, all space measured from the inside surface of the outer glass or finished column walls of the Building to the inside surface of the opposite outer glass or finished column wall, excluding only the areas (the "Service Areas") within the outside walls used for building stairs, fire towers, elevator shafts, flues, vents, stacks, pipe shafts and vertical ducts, but including any such areas which are for the specific use of the particular tenant such as special stairs or elevators, and (ii) in the case of a multi-tenancy floor, all space within the inside surface of the outer glass or finished column walls enclosing the Tenant occupied portion of the floor and measured to the inside surface of the walls separating areas leased by or held for lease to other tenants or from areas devoted to corridors, elevator foyers, rest rooms, service areas and other similar facilities of the use of all tenants on the particular floor (which facilities are included in the "Common Areas") which are more particularly described below, but including a proportionate part of the Common Areas located on such floor and, in the cases of both (i) and
(ii), including a proportionate part of the Common Areas located in the Building. No deductions from Net Rentable Area are made for columns or projections necessary to the Building. The Net Rentable Area in the Premises and in the Building have been calculated on the basis of the foregoing definition and are stipulated for all purposes of this Lease to be 1,151 square feet as to the Premises, and 139,179 square feet as to the Building, whether either designated square footage should be more or less as a result of minor variations resulting from actual construction and completion of the Premises for occupancy, so long as such work is done substantially in accordance with the plans for construction of the Building which are being used as of the date of this Lease.

     "Common Areas" shall mean the following area (as initially constructed or as the same may be enlarged or reduced at any time hereinafter): (i) any areas devoted to lobbies, hallways, elevators, restrooms, janitorial closets, vending areas and other similar facilities provided for the common use or benefit of tenants generally and/of for the public located in the Building; (ii) within the exterior walls of the Building used for mechanical rooms, electrical facilities, telephone closets, building stairs, fire towers, elevator shafts, vents, stacks, pipe shafts and vertical ducts (but shall not include any such areas designated for the exclusive use or benefit of the Tenant); (iii) those portions of the Land which are provided and maintained for the common use and benefit of Landlord and tenants of the Building generally and employees and invitees and licensees of Landlord and such tenants; including without limitation all parking areas (other than the parking garage) and all streets, sidewalks and landscaped areas comprising the Land; and (iv) those portions of other property which may be adjacent to the Building which areas are maintained and used for the common use and benefit of Landlord, tenants in the Building generally and/or tenant leasing portions of the property adjacent to the Building, i.e., in the event there was an access drive which was located on the Land and other property adjacent to the Building over which Tenant and other tenants in the Building were permitted to have access, such area(s) would be considered Common Areas for purposes of this Lease.

                                   EXHIBIT "C"

                              RULES AND REGULATIONS

1. Tenant, its officers, agents, servants and employees shall not block or obstruct any of the entries, passages, doors, elevators, elevator doors, hallways or stairways of Building or place, empty or throw any rubbish, litter, trash or material of any nature into such areas, or permit such areas to be used at anytime except for ingress and egress of Tenant, its officers, agents, servants, employees, patrons, licensees, customers, visitors or invitees.

2. No sign, door plaque, advertisement or notice shall be displayed, painted or affixed by Tenant, its officers, agents, servants, employees, patrons, licensees, customers, visitors or invitees in or on any part of the outside or inside of Building, or Leased Premises without prior written consent of Landlord and then only of such color, size, character, style and material and in such places as shall be approved and designated by Landlord. Signs on doors and entrances to Leased premises shall be placed thereon by a contractor designated by Landlord and paid for by Tenant.

3. Landlord will not be responsible for lost or stolen property, equipment, money or any article taken from Leased Premises, Building or common facilities regardless of how or when loss occurs.

4. Tenant, its officers, agents, servants, and employees shall not install or operate any refrigerating, heating or air conditioning apparatus or carry on any mechanical operation or bring into Leased Premises, Building or common facilities any inflammable fluids or explosives without written permission of Landlord.

5. Tenant, its officers, agents, servants or employees shal not use Leased Premises, Building or common facilities for housing, lodging or sleeping purposes or for the cooking or preparation of food without the prior written consent of Landlord.

6. No additional locks shall be placed on any door in Building without the prior written consent of Landlord. Landlord will furnish two keys to each lock on doors in the Leased Premises and Landlord, upon request of Tenant, shall provide additional duplicate keys at Tenant's expense. Landlord may at all times keep a pass key to the Leased Premises. All keys shall be returned to Landlord promptly upon termination of this Lease.

7. Landlord reserves the right to close Building at 7:00 P.M., subject, however, to Tenant's right to admittance under regulations prescribed by Landlord, and to require that persons entering the Building identify themselves and establish their right to enter or to leave the Building.

8. All plate and other glass now in Leased Premises or Building which is broken through cause attributable to Tenant, its officers, agents, servants, employees, patrons, licensees, customers, visitors or invitees shall be replaced by and at expense of Tenant under the direction of Landlord.

9. Tenant shall give Landlord prompt notice of all accident to or defects in air conditioning equipment, plumbing electric facilities or any part or appurtenance of Leased Premises.

10. The plumbing facilities shall not be used for any other purpose than that for which they are constructed, and no foreign substance of any kind shall be thrown therein, and the expense of any breakage, stoppage, or damage resulting from a violation of these provisions shall be borne by Tenant, who shall, or whose officers, employees, agents, servants, patrons, customers, licensees, visitors or invitees shall have caused it.

11. All contractors and/or technicians performing work for Tenant within the Leased Premises or Building shall be referred to Landlord for approval before performing such work. This shall apply to all work including, but not limited to, installation of telephones, telegraph equipment, electrical devices and attachments, and all installation affecting floors, walls, windows, doors , ceilings, equipment or any other physical feature of the Building or Leased Premises. None of this work shall be done by Tenant without Landlord's prior written approval.

12. Glass panel doors that reflect or admit light into the passageways or into any place in the Building shall not be covered or obstructed by the Tenant and Tenant shall not permit, erect and/or place drapes, furniture, fixtures, shelving, display cases or tables, lights or signs, any advertising devices in front of or in proximity of interior and exterior windows, glass panels or glass doors providing a view into the interior of the Leased Premises unless same shall have first been approved in writing by Landlord.

13. No space in the Building shall, without the prior writte consent of the Landlord, be used for manufacturing, public sales, or for the storage of merchandise, or for the sale of merchandise, goods or property of any kind, or auction.

14. Canvassing, soliciting, and peddling in the Building is prohibited and each Tenant shall cooperate to prevent the same. In this respect, Tenant shall promptly report such activities to the building Manager's office.

15. There shall not be used in any space, or in the public halls of the Building, either by any tenant or by jobbers of others, in the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires and side guards.

16. Neither Tenant nor any officer, agent, employee, servant patron, customer, visitor, licensee or invitee of any tenant shall go upon the roof of the Building without the written consent of the Landlord.

17. The Landlord's janitors or cleaning personnel shall not be hindered by Tenant after 5:30 P.M., and such work may be done at any time when the offices are vacant. The windows, doors and fixtures may be cleaned at any time. Tenant shall provide adequate waste and rubbish receptacles, cabinets, bookcases, map cases, etc., necessary to prevent unreasonable hardship to Landlord in discharging its obligations regarding cleaning service. In this regard, Tenant shall also empty all glasses, cups and other containers holding any type of liquid whatsoever.

18. In the event Tenant must dispose of crates, boxes, etc., which will not fit into office wastepaper baskets, it will be the responsibility of Tenant to dispose of same. In no event shall Tenant set such items in the public hallways or other areas of the Building, excepting Tenant's own Premises, for disposal.

19. Tenant will be responsible for any damage to the Leased Premises, including carpeting and flooring, as a result of: rust or corrosion of file cabinets; roller chairs, metal objects; or, spills of any type of liquid.

20. If the Premises demised to any Tenant become infested with vermin, such Tenant, at its sole cost and expense, shall cause its premises to be exterminated from time to time, to the satisfaction of Landlord, and shall employ such exterminators therefor as shall be approved by Landlord.

21. Tenant shall not install any antenna or aerial wires, or radio or television equipment, or any other type of equipment, inside or outside of the Building, without Landlord's prior approval in writing, and upon such terms and conditions as may be specified by Landlord in each and every instance.

22. Landlord shall have the power to prescribe the weight an position of iron safes and machinery, and they shall in all cases stand on two-inch thick planks to distribute the weight, and the expense of repairing any damage done to the Building by installing or removing a safe or machinery, or by the same while on the premises, shall be borne by Tenant. Safes and machinery shall not be moved into or out of the Building except by persons approved of and at times fixed by the Superintendent. No freight, furniture, packages or bulky matter of any description will be received in the Building, or carried up or down in the elevators, except during the hours designated by Landlord, Tenant agrees that all machines or machinery placed in the Premises by Tenant will be erected and placed so as to prevent any vibration or annoyance to any other of the tenants in the Building of which the premises are a part, and it is agreed that upon written request of the Landlord, Tenant will, within ten (10) days after the mailing of such notice, provide approved settings for the absorbing, preventing, or decreasing of noise from any or all machines or machinery placed in the premises.

23. Tenant shall not obtain any towel supply or ice service except from persons designated by Landlord, nor obtain drinking water for delivery on the premises from any source not approved by Landlord.

24. In case Landlord shall, in the exercise of any right herein granted, store any personal property, belonging to Tenant, Landlord shall have the further right to dispose of such property by sale or otherwise upon two weeks' notice in writing for that purpose. If Landlord shall sell any such property, Landlord shall be entitled to retain from the proceeds thereof the expenses of the sale and cost of storage.

25. Landlord shall have the right to prohibit any advertisin by Tenant which in Landlord's opinion is harmful to the Building, its reputation or its desirability as an office Building. Tenant shall discontinue such advertising immediately upon written notification by Landlord.

26. Tenant, its officers, agents, servants, and employees shall not be permitted to bring dogs into the Leased Premises, Building or common facilities for any reason other than to assist the blind or physically handicapped.

27. Landlord reserves the right to modify the foregoing rule and regulations, or any of the them, and to make such other and further rules and regulations as in its absolute judgment may from time to time be needful for the reputation, safety, care and cleanliness of the Building, and for the preservation of good order therein, and any such other and further rules and regulations shall be binding upon the parties hereto with the same force and effect as if they had been inserted at the time of the execution hereof.

                                                         1
                                          RIDER - SECURITY DEPOSIT RECEIPT




Date:




RECEIPT is acknowledged of the sum of:

as security for the faithful performance of the lease (the "Lease") executed on---------------- , 20 , between ONE TURNBERRY PLACE ASSOCIATES, as Landlord, and------------- as Tenant, for premises located on the--------- floor of ONE TURNBERRY PLACE, which deposit is subject to the terms and conditions set forth in said Lease.



               RECEIVED BY:


               ONE TURNBERRY PLACE ASSOCIATES,
               a Florida general partnership






BY:
Owner's Agent

EXHIBIT 10.2



                              EMPLOYMENT AGREEMENT

     This employment agreement is entered into this 1st day of April, 2004 between Medical Makeover Corporation of America ("MMCA") and Dr. Leonard I. Weinstein ("Employee", together, the "Parties").

     WHEREAS, MMCA, a Florida C corporation traded publicly under the symbol MMAM, has been incorporated for the provision of medical and related services which shall include, but not be limited to, cosmetic surgery, cosmetic dentistry, dermatology, weight loss, hair salon services, makeup services, and fashion consulting services.

     WHEREAS, Dr. Leonard I. Weinstein is a healthcare executive with experience
in  management,  mergers  and  acquisitions,   operations,  and  public  company
experience. Therefore, the Parties agree to the following terms and conditions:

1. TITLE MMCA shall employ Employee as President and Chief Executive Officer. Employee shall serve as an Officer of the Corporation. Employee shall also be Chairman of the Board of Directors with full voting rights and a voting member of the Audit Committee of the board of directors and a member of any other committees of the board of directors that may be formed from time to time.

2. DUTIES Employee shall be responsible for the operation of the company including but not limited to:

     a.   Preparation of a five year pro-forma budget
     b. Negotiating contracts with all physicians and other staff necessary to commence operations
     c. Take all action to see that this corporation is in compliance with Federal, State, and Local laws
     d.   Open necessary bank accounts
     e.   Establish a marketing business plan
     f.   Prepare Television Commercials
     g.   Book TV commercials on appropriate stations
     h.   Manage the operation of the business
     i.   Promote the business
     j.   Be a spokesman for the business
     k. Fulfill all legal requirements of a reporting public company to the Securities & Exchange Commission in conjunction with Donald Mintmire, corporate attorney for MMCA
     l.   Work closely with legal counsel, Donald Mintmir
     m.   Establish financial controls and reporting mechanisms
     n. All above services shall be provided under a fiduciary responsibility as a director and officer of a public company
     o.   Choose auditors for the company
     p. Be in compliance with the Sarbanes-Oxley laws governing public companies
     q.   Recommend to the company and board of directors future members
     r. Recommend to the company and board of directors future targets for acquisitions
     s.   Manage all press  releases  for the company in  conjunction  with Doug
          Martin
     t.   Recommend to the board of directors members for the audit committee
     u.   Make sure MMCA is fully insured

Employment Agreement - Dr. Leonard I. Weinstein
Page 2 of 4


     v.   Train employees
     w. Other services as recommended by the members of the board of directors and other committees.


3. COMPENSATION MMCA shall pay Employee a bi-weekly salary of $3,876.92 per month commencing April 1, 2004, for the first six months or until a positive cash flow is achieved, whichever comes first. Once this occurs, Employee shall be paid a bi-weekly salary of $5,192.31. In consideration for lowering his salary for the first six months, Employee shall receive registered shares of the common stock, restricted by legend in accordance with SEC Rule 144. Therefore, for six months the sum of $2,850 multiplied by six for a total of $17,100 shall be paid in shares by taking the closing price of the last five days of that month and using the average of these prices to create the average closing price, which shall be multiplied by 90% (or a discount of 10% of the average closing price) to determine the conversion price. For example, if the average closing price is $0.50 per share for one month, that shall be multiplied by 90% to give a conversion price of $0.45 per share. This shall be divided into the compensation foregone for that month, or $2,850 and 6,333 shares ($2,850 divided by $0.45 = 4,222) shall be issued to Employee. This calculation and distribution shall be performed each month that Employee's salary is below the $11,250 amount.


4. BOARD Compensation Employee shall receive a salary on a W-2 form with payroll taxes deducted, of $10,000 per year to serve on the Board of Directors and all Board committees. The fee shall be half in cash and half in stock based upon section 3 above. The salary portion of this amount shall be paid on the first day of each month. This shall commence on April 1, 2004.


5. TERM This Agreement shall be for a period of five (5 years. Each year the fee shall be increased based upon merit performance.


6. BENEFITS Employee shall be entitled to group health insurance for himself and his family, disability insurance, and key man life insurance naming MMCA and his daughter, Sarah Lillian Weinstein, as beneficiaries. The amount of the insurance shall be determined by the Board of Directors. MMCA shall immediately seek out "health insurance for the company" for group coverage for all employees who qualify. Qualification shall mean all employees designated as full time employees which means no less than 32 hours per week. In addition, there shall be a 90 day probation period before employees are entitled to group coverage. The insurance shall be effective on or about April 1, 2004 or shortly thereafter. Employee shall also be entitled to two weeks of vacation the first year and all national holidays.


7. CAR ALLOWANCE Employee shall receive a car allowance of $400 per month commencing April 1, 2004.


8. BUSINESS EXPENSES Employee shall be reimbursed all reasonable business expenses.

Employment Agreement - Dr. Leonard I. Weinstein
Page 3 of 4



9. INSURANCE MMCA shall acquire Directors' and Officers' insurance as well as liability insurance. This insurance, if available, shall commence on or about April 1, 2004.


Stock Ownership and Stock Options

1. Employee shall receive fifteen (15%) percent ownership o the common stock MMCA as of April 1, 2004 in proper form which shall be registered stock of the issued and outstanding common stock of the company, subject to SEC Rule
     144. There shall be no other restrictions or legends. Stock certificates shall be issued upon the signing of this Agreement or shortly thereafter, however, not exceeding two weeks.

2. Employee shall receive stock options at a price equal to 90% of the value of the stock on the first trading date after approved. These stock options shall be based on performance on a yearly basis, to be determined on the finalization of the budget or other performance indicators as approved by the Board of Directors. The stock options shall not exceed 2.25% of the issued and outstanding shares of the company and shall vest one third (1/3) of the options each year on the anniversary date of their grant.


Entire Agreement

     This Agreement sets forth the entire understanding of the Parties and it may not be changed except by written document signed by all of the parties hereto. Governance

     This Agreement shall be governed by the laws of the State of Florida as within the jurisdiction of Broward County. In the even of a legal dispute, the prevailing party shall be reimbursed its reasonable legal fees and costs by the other party.

Binding Effect

     All parties acknowledge that they are authorized to execute the terms of this Agreement which shall be binding upon and inure to the benefit of, and shall be enforceable by, the parties and their respective successors, heirs, beneficiaries, and personal representatives. Assignment

     The rights and benefits of this Agreement shall not be transferable by any party without the written consent of the other.

Assumability

     Should the Company be acquired in part or in whole, this Agreement shall be
assumed  by  the  acquiring   company   which  shall  fulfill  all   contractual
obligations.

Employment Agreement - Dr. Leonard I. Weinstein
Page 4 of 4



     IN WITNESS WHEREOF, the Parties hereto have set their hands and seals on the dates set forth below.

                    MEDICAL MAKEOVER CORPORATION OF AMERICA


By: /s/Dr. Leonard I. Weinstein
---------------------------------------
         Dr. Leonard I. Weinstein
Its:     President
Dated:



EMPLOYEE

By: /s/Dr. Leonard I. Weinstein
---------------------------------------
         Dr. Leonard I. Weinstein
Dated:



WITNESSES

By:                                            By:
---------------------------------              ---------------------------------

Name:                                          Name:

EXHIBIT 10.3




                              EMPLOYMENT AGREEMENT

     This employment agreement is entered into this 12th day of April, 2004 between Medical Makeover Corporation of America ("MMCA") and Walter E. Birch ("Employee", together, the "Parties").

     WHEREAS, MMCA, a Florida C corporation traded publicly under the symbol MMAM, has been incorporated for the provision of medical and related services which shall include, but not be limited to, cosmetic surgery, cosmetic dentistry, dermatology, weight loss, hair salon services, makeup services, and fashion consulting services.

     WHEREAS, Walter E. Birch is a healthcare executive with experience in management, mergers and acquisitions, operations, and financial operations. Therefore, the Parties agree to the following terms and conditions:

1. Title MMCA shall employ Employee as Executive Vice President and Chief Operating Officer. Employee shall serve as an Officer of the Corporation.

2. Duties Employee shall be responsible for the operation of the company including but not limited to:

     a. Interim Chief Financial Officer (to include development of financial controls, purchasing/leasing of equipment and office space, financial analyses, and preparation of daily operational reports and monthly, quarterly, and annual financial statements).
     b.   Director of Operations
     c.   Director of Human Resources
     d.   Associate Director of Business Development
     e.   Risk Manager
     f.   Other duties as assigned


3. Compensation MMCA shall pay Employee a bi- weekly salary of $2,584.62 per month commencing April 12, 2004 (the first calendar month's compensation shall be $3,360), for the first six months or until a positive cash flow is achieved, whichever comes first. Once this occurs, Employee shall be paid a bi-weekly salary of $3,461.54. In consideration for lowering his salary for the first six months, Employee shall receive registered shares of the common stock, restricted by legend in accordance with SEC Rule 144. Therefore, for six months the sum of $1,900 multiplied by six for a total of $11,400 shall be paid in shares by taking the closing price of the last five days of that month and using the average of these prices to create the average closing price, which shall be multiplied by 90% (or a discount of 10% of the average closing price) to determine the conversion price. For example, if the average closing price is $0.50 per share for one month, that shall be multiplied by 90% to give a conversion price of $0.45 per share. This shall be divided into the compensation foregone for that month, or $1,900 and 4,222 shares ($1,900 divided by $0.45 = 4,222) shall be issued to Employee. This calculation and distribution shall be performed each month that Employee's salary is below the $7,500 amount.


4. Term This Agreement shall be for a period of five (5 years. Each year the fee shall be increased based upon merit performance.


5. Board of Directors Employee shall be considered for a position on the Board of Directors as positions become available. There is no guarantee that Employee shall be elected to the Board of Directors.

Employment Agreement - Walter E. Birch
Page 2 of 3



6. Benefits Employee shall be entitled to group health insurance for himself and his family and disability insurance. MMCA shall immediately seek out "health insurance for the company" for group coverage for all employees who qualify. Qualification shall mean all employees designated as full time employees which means no less than 32 hours per week. In addition, there shall be a 90 day probation period before employees are entitled to group coverage. The insurance shall be effective on or about April 1, 2004 or shortly thereafter. Employee shall also be entitled to two weeks of vacation the first year and all national holidays.


7. Car Allowance Employee shall receive a car allowance of $400 per month commencing April 1, 2004.


8. Business Expenses Employee shall be reimbursed all reasonable business expenses.


9. Insurance MMCA shall acquire Directors' and Officers' insurance as well as liability insurance. This insurance, if available, shall commence on or about April 1, 2004.


Stock Ownership and Stock Options

1. Employee shall receive five (5%) percent ownership of th common stock MMCA as of April 12, 2004 in proper form which shall be registered stock of the issued and outstanding common stock of the company, subject to SEC Rule
     144. There shall be no other restrictions or legends. Stock certificates shall be issued upon the signing of this Agreement or shortly thereafter, however, not exceeding two weeks.

2. Employee shall receive stock options at a price equal to 90% of the value of the stock on the first trading date after approved. These stock options shall be based on performance on a yearly basis, to be determined on the finalization of the budget or other performance indicators as approved by the Board of Directors. The stock options shall not exceed 0.75% of the issued and outstanding shares of the company and shall vest one third (1/3) of the options each year on the anniversary date of their grant.


Entire Agreement

     This Agreement sets forth the entire understanding of the Parties and it may not be changed except by written document signed by all of the parties hereto. Governance

     This Agreement shall be governed by the laws of the State of Florida as within the jurisdiction of Broward County. In the even of a legal dispute, the prevailing party shall be reimbursed its reasonable legal fees and costs by the other party. Binding Effect

     All parties acknowledge that they are authorized to execute the terms of this Agreement which shall be binding upon and inure to the benefit of, and shall be enforceable by, the parties and their respective successors, heirs, beneficiaries, and personal representatives.

Employment Agreement - Walter E. Birch
Page 3 of 3



Assignment

     The rights and benefits of this Agreement shall not be transferable by any party without the written consent of the other. Assumability

     Should the Company be acquired in part or in whole, this Agreement shall be
assumed  by  the  acquiring   company   which  shall  fulfill  all   contractual
obligations.

     IN WITNESS WHEREOF, the Parties hereto have set their hands and seals on the dates set forth below.

MEDICAL MAKEOVER CORPORATION OF AMERICA


By: /s/ Dr. Leonard I. Weinstein
-----------------------------------------
         Dr. Leonard I. Weinstein
Its:     President
Dated:



EMPLOYEE


By: /s/ Walter E. Birch
-----------------------------------------
         Walter E. Birch
Dated:


WITNESSES

WITNESSES

By:                                            By:
---------------------------------              ---------------------------------

Name:                                          Name: