Form 10QSB
period 2004-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2004-09-01
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: June 30, 2004


Commission File Number: 0-11596


                     MEDICAL MAKEOVER CORPORATION OF AMERICA
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                                  20-0799349
------------------------------------------        ------------------------------
(State or other jurisdiction                              (IRS Employer
   of incorporation)                                         Identification No.)


500 Australian Avenue South
Suit 619
West Palm Beach, Florida                                        33401
------------------------------------------        ------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (561) 651-4146


Securities registered under Section 12(b) of the Act:

Title of each class                                    Name of each exchange on
                                                          which registered

None                                                         None
--------------------------------                   -----------------------------



                        Formerly Cactus New Media I, Inc.
                 -----------------------------------------------
          (Former name or former address, if changes since last report)


Copies to:

                        Kenneth S. Pollock, Esq.
                        Newman, Pollock & Klein, LLP
                        2424 N. Federal Highway, Suite 411
                        Boca Raton, FL 33431
                        (561) 393 6168

     The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.



     Transitional small business disclosure format (Check one):

                Yes [_] No [X]



     As of August 15, 2004, there were approximately 46.9 million shares of the Registrant's common stock (par value $0.001) outstanding.

INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)                        F-1

Item 2. Management's Discussion and Analysis or Plan of Operations            12

Item 3. Controls and Procedures                                               14


                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Changes in securities, use of proceeds and
        small business issuer of equity securities                            15

Item 3. Defaults upon senior securities                                       15

Item 4. Submission of matters to a vote of security holders                   15

Item 5. Other information                                                     15

Item 6. Exhibits and reports on Form 8-K                                      15

Signatures                                                                    16

                          PART I. FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements (Unaudited)



                          INDEX TO FINANCIAL STATEMENTS




Balance Sheet...............................................................F-2

Statements of Operations....................................................F-3

Statements of Stockholders' Equity..........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statement................................................F-6

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet

                                                                 June 30, 2004  December 31, 2003
                                                                --------------  ------------------
                                                                  (unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash                                                          $       13,683  $            162
  Accounts receivable                                                        0                 0
                                                                --------------  ----------------

          Total current assets                                          13,683               162
                                                                --------------- ----------------

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                     20,671                 0
        Less accumulated depreciation                                    (689)                 0
                                                                --------------  ----------------

          Net property and equipment                                    19,982                 0
                                                                --------------  ----------------

OTHER ASSETS
  Deposits and prepaid expenses                                         10,167                 0
                                                                --------------  ----------------

                                                                        10,167                 0
                                                                --------------  ----------------

Total Assets                                                    $       43,832  $            162
                                                                ==============  ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $        6,904  $              0
  Accrued liabilities, $0 and $84,701 to related parties                     0           179,593
  Accrued salaries                                                      17,484                 0
  Stockholder loans                                                     50,000                 0
                                                                --------------  ----------------

          Total current liabilities                                     74,388           179,593
                                                                --------------  ----------------

Total Liabilities                                                       74,388           179,593
                                                                --------------  ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized
      10,000,000 shares; 0 issued and outstanding                            0                 0
  Common stock, $0.0001 par value, authorized
      200,000,000 shares; 46,907,500 and 1,507,500
      issued and outstanding                                             4,691               151
  Additional paid-in capital                                           440,809            28,349
  Deficit accumulated during the development stage                    (476,056)         (207,931)
                                                                --------------  ----------------

          Total stockholders' equity (deficit)                         (30,556)         (179,431)
                                                                --------------  ----------------

Total Liabilities and  Stockholders' Equity (Deficit)           $       43,832  $            162
                                                                ==============  ================

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                                             From
                                                      Three Months Ended        Six Months Ended        March 29, 1999
                                                           June 30,                 June 30,             (Inception)
                                                   ------------------------  ------------------------      through
                                                       2004        2003         2004         2003       June 30, 2004
                                                   ------------ -----------  ------------ -----------  ---------------

REVENUES                                           $        100 $       300  $        200 $       600  $        37,210
                                                   ------------ -----------  ------------ -----------  ---------------
OPERATING EXPENSES:
   General and administrative expenses                   28,619         830        28,719       4,160           72,480
   Marketing and advertising                            101,426           0       101,426           0          101,426
   Consulting fees                                            0           0        37,000           0           38,100
   Professional fees                                     42,868           0        47,868           0          186,448
   Interest to a related party                                0         300             0         600            5,600
   Management fees to a related party                    52,216       3,000        52,623       6,000          108,623
   Depreciation                                             689           0           689           0              689
                                                   ------------ -----------  ------------ -----------  ---------------

          Total expenses                                225,818       4,130       268,325      10,760          513,366
                                                   ------------ -----------  ------------ -----------  ---------------

Net income (loss)                                  $   (225,718)$    (3,830) $   (268,125)$   (10,160) $      (476,156)
                                                   ============ ===========  ============ ===========  ===============

Income (loss) per weighted average common share    $      (0.00)$     (0.00) $      (0.01)$     (0.01)
                                                   ============ ===========  ============ ===========

Number of weighted average common shares
outstanding                                          46,766,841   1,507,500    46,766,841   1,507,500
                                                   ============ ===========  ============ ===========




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)


                                                                                   Deficit
                                                                                 Accumulated    Total
                                                          Additional   Note       During the Stockholders'
                                       Number of   Common  Paid-In   Receivable  Development    Equity
                                         Shares     Stock  Capital  Stockholder     Stage      (Deficit)
                                     ----------- -------- --------- ----------- ------------ -------------
BEGINNING BALANCE, March 29, 1999              0 $      0 $       0 $         0 $          0 $          0

Shares issued to founders              1,350,000      135     (135)           0            0            0
Sale of stock for cash                    47,400        5     7,895           0            0        7,900
Shares issued for note receivable        102,600       10    17,000     (17,010)           0            0

Net loss                                       0        0         0           0      (11,839)     (11,839)
                                     ----------- -------- --------- ----------- ------------ ------------
BALANCE, December 31, 1999             1,500,000      150    24,760     (17,010)     (11,839)      (3,939)

Collection of note receivable                  0        0         0      17,010            0       17,100
Shares issued for services                 7,500        1     2,499           0            0        2,500
Net loss                                       0        0         0           0      (31,995)     (31,995)
                                     ----------- -------- --------- ----------- ------------ ------------
BALANCE, December 31, 2000             1,507,500      151    27,259           0      (43,834)     (16,334)

Warrants issued to transfer agent              0        0     1,000           0            0        1,000
Net loss                                       0        0         0           0     (107,990)    (107,990)
                                     ----------- -------- --------- ----------- ------------ ------------
BALANCE, December 31, 2001             1,507,500      151    28,259           0     (151,824)    (123,324)

Net loss                                       0        0         0           0      (28,295)     (28,295)
                                     ----------- -------- --------- ----------- ------------ ------------
BALANCE, December 31, 2002             1,507,500      151    28,259           0     (180,119)    (151,619)

Net loss                                       0        0         0           0      (27,812)     (27,812)
                                     ----------- -------- --------- ----------- ------------ ------------

BALANCE, December 31, 2003             1,507,500      151    28,259           0     (207,931)    (179,431)

Common stock issued for cash          22,900,000    2,290   287,710           0            0      290,000
Shares issued for services             9,301,300      930    36,070           0            0       37,000
Shares contributed back to Company    (9,301,300)    (930)      930           0            0            0
Shares issued for settle debt         22,500,000    2,250    87,750           0            0       90,000
Net loss                                       0        0         0           0     (268,125)    (268,125)
                                     ----------- -------- --------- ----------- ------------ ------------

ENDING BALANCE,
June 30, 2003 (unaudited)             46,907,500 $  4,691 $ 440,809 $         0 $   (476,056)$    (30,556)
                                     =========== ======== ========= =========== ============ ============








     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                        From
                                                                      Six Months Ended            March 29, 1999
                                                                          June 30,                 (Inception)
                                                              ---------------------------------      through
                                                                    2004             2003          June 30, 2004
                                                              ---------------   ---------------   --------------
                                                                (unaudited)       (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $      (268,125)  $      (10,160)   $    (476,056)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                         37,000                0           40,500
        Depreciation                                                      689                0              689
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                          0             (300)               0
        (Increase) decrease in deposits and prepaid expenses          (10,167)               0          (10,167)
        Increase (decrease) in accounts payable                         6,904                0            6,904
        Increase (decrease) in accrued liabilities                    (89,583)           10,460          90,000
        Increase (decrease) in accrued salaries                        17,484                0           17,484
                                                              ---------------   --------------   --------------

Net cash used by operating activities                                (305,808)               0         (330,646)
                                                              ---------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               (20,671)               0          (20,671)
                                                              ---------------   --------------   --------------

Net cash used by investing activities                                 (20,671)               0          (20,671)
                                                              ---------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                290,000                0          315,000
Proceeds from stockholders' loans                                      50,000                0           50,000
                                                              ---------------   --------------   --------------

Net cash provided by financing activities                             340,000                0          365,000
                                                              ---------------   --------------   --------------

Net increase (decrease) in cash                                        13,521                0           13,683
                                                              ---------------   --------------   --------------

CASH, beginning of period                                                 162              101                0
                                                              ---------------   --------------   --------------

CASH, end of period                                           $        13,683   $          101   $       13,683
                                                              ===============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                      $        90,000   $           0
                                                              ===============   =============



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                (Information with regard to the six months ended
                      June 30, 2004 and 2003 is unaudited)

Item 1 - Consolidated Financial Statements

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The audited financial statements at December 31, 2003, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

Item 1 - Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (continued)

     c) Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended June 30, 2004 and 2003.

d) Income Taxes: The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At June 30, 2004, no preferred stock shares were issued and outstanding.

In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000 and effectuated a 100 for 1 reverse stock split of the Company's common stock. All dollar and share amounts have been adjusted to reflect this split.

On February 6, 2004, the Company sold 22,500,000 shares of restricted common stock to Gala Enterprises Ltd, a Belize Corporation, for $90,000, which funds were used to pay certain existing accounts payable. On February 8, 2004, the Company issued 9,301,300 of shares of restricted common stock to two officers for compensation with a value of $37,000 and in consideration of such Gala Enterprises Ltd. surrendered to treasury 9,301,300 shares. On February 10, 2004,

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


Item 1 - Consolidated Financial Statements (Continued)

(4) Stockholders' Equity (Deficit) (continued)

the Company issued 22,500,000 shares of restricted common stock in exchange for the assumption of $90,000 in existing accounts payable to outside investors. On May 3, 2004, the Company issued 400,000 shares of restricted common stock, to an independent third party investor in exchange for $200,000 in cash, or $0.50 per share.

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $476,000 expiring in various years from 2019 through 2024. Due to the change in ownership in February 2004, the net operating loss carryforwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change.

Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at June 30, 2004 is 100%.

(6) Related Parties

     a) Office lease: The Company formerly leased its office facility from a company related by virtue of common ownership. Total rent expense to related parties amounted to $0, $30 and $560 for the six months ended June 30, 2004 and 2003 and the period from inception (March 29, 1999) through June 30, 2004, respectively.

     b) Management Fees: The Company formerly contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $407, $3,000 and $56,407 for the six months ended June 30, 2004 and 2003 and the period from inception (March 29, 1999) through June 30, 2004, respectively. In addition, the Company incurred interest expense amounting to $0, $300 and $5,600 for the six months ended June 30, 2004 and 2003 and the period from inception (March 29, 1999) through June 30, 2004 respectively, for those services. In the three and six months ended June 30, 2004, $53,000 in management fees were paid to the Company's two officers prior to their entering into employment contracts.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


Item 1 - Consolidated Financial Statements (Continued)

(6) Related Parties (continued)

     c) Website fees: The Company formerly earned revenues of $100, $300 and $37,210, and formerly incurred expenses of $100, $300 and $17,225 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the six months ended June 30, 2004 and 2003 and the period from inception (March 29, 1999) through June 30, 2004, respectively.

     d) Related party notes payable: In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company's two officers. These notes carried an interest rate of 15% and mature on August 31, 2004.

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $476,000 accumulated from March 29, 1999 (Inception) through June 30, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.

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

(9) Subsequent events - related party notes payable: The Company has received verbal agreement to extend the maturity date of one of these two notes to November 30, 2004, and is negotiating to extend the other note.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

     This Form 10-QB contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-QSB. These risks, among others, include those relating to our ability to successfully market and generate patient volume, the Company's ability to maintain contracts with physicians and other medical providers at favorable rates, and any lawsuits that may arise in the course of doing business. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Results of operations

     For the quarter ended June 30, 2004, we experienced significant development and operating activities, primarily expenses and had no significant operations for the quarter ended June 30, 2003.

Net Operating Revenues

     There was not any operating revenue for the quarter ended June 30, 2004, and only minimal revenue for the quarter ended June 30, 2003.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended June 30, 2004 included $101,400 in marketing and advertising; $28,600 in general and administrative expenses; $52,200 in management fees and $42,900 in professional fees. For the quarter ended June 30, 2003, there were no significant expenses.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Results of operations

     For the six months ended June 30, 2004, we experienced significant development and operating activities, primarily expenses and had no significant operations for the six months ended June 30, 2003.

Net Operating Revenues

     There was only minimal operating revenue for the six months ended June 30, 2004, and only minimal revenue for the six months ended June 30, 2003.

Operating Expenses and Charges

     The significant operating expenses for the six months ended June 30, 2004 included $101,400 in marketing and advertising; $28,700 in general and administrative expenses; $52,600 in management fees, $37,000 in consulting fees and $47,900 in professional fees. For the six months ended June 30, 2003, there were no significant expenses.

Liquidity and Capital Resources

     For the quarter ended June 30, 2004, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its principal stockholder and officer to fund its cash requirements.

     As of June 30, 2004, the Company had cash of $13,683 and our current assets increased from $162 as of December 31, 2002 to $13,683 as of June 30, 2004. The Company's total assets increased from $162 as of December 31, 2003 to $43,832. This increase is attributable to the sale of the Company's common stock. Total liabilities decreased from $179,593 to $74,388. This decrease is attributable to the reduction of current liabilities by payment in cash and common stock. As of June 30, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries and a stockholder loan.

     The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Objectives

1. To be the first company in the United States that will provide comprehensive and coordinated makeover services.
2. To contract with plastic surgeons, dermatologists, and cosmetic dentists who will participate under written agreement, with our company (first contracts have already been signed).
3. To set the "Gold Standard" for comprehensive makeover services utilizing only board certified, well respected physicians and dentists.

4. To provide services in the physicians' offices, licensed surgical outpatient centers, and hospitals, as well as established and prestigious salons and spas.
5. To monitor all patients by both a physician and the staff of the center who will coordinate the different procedures over a period of time to meet the patient's, physicians, and medically necessary schedules.
6. The Company has entered into an affiliation agreement with a financial lender whose specializes in providing financing for cosmetic procedures.
7.   To develop Makeover Gift Certificates for prepayment of services.

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

Outlook

     We are currently targeting the initiation of operations during August 2004. This is consistent with our current longer-term outlook of maintaining expense controls while opening markets allowing us to achieve profitability very quickly. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to our ability to successfully market and generate patient volume, the Company's ability to maintain contracts with physicians and other medical providers at favorable rates, and any lawsuits that may arise in the course of doing business. We undertake no duty to update these projections, whether due to changes in current or expected trends, or underlying market conditions


Item 3 - Controls and Procedures

     Our management, which includes our Chief Executive Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

                                     PART II

                                OTHER INFORMATION

Item 1  Legal Proceedings

     There are no pending or anticipated legal proceedings


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

     None


Item 3 Defaults upon senior securities

     None


Item 4 Submission of matters to a vote of security holders

     None


Item 5 Other information

     Mr. Walter Birch resigned as Chief Financial Officer, Executive Vice President and Controller of the Company


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit no.       Descriptions
---------         -----------------------
31.1  *   Certification of the Chief Executive  Officer,  dated August 30, 2004, pursuant  to Rule  13a-14(a)  or  15d-14(a),  as adopted  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  *   Certification of the Chief Financial  Officer,  dated August 30, 2004, pursuant  to Rule  13a-14(a)  or  15d-14(a),  as adopted  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  *   Certification of the Chief Executive  Officer,  dated August 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  *   Certification of the Chief Financial  Officer,  dated August 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1      Lease entered into with Turnberry Associates
----------------------------
*     Filed herewith.

      (b) Reports on Form 8-K


Form 8-K filed May 12, 2004

Form 8-K filed February 23, 2004

Form 8-K Amendment filed on January 27, 2004

Form 8-K filed on January 26, 2004




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Medical Makeover Corporation of America


By:   /s/ Dr. Leonard I. Weinstein
-------------------------------------
Dr. Leonard I. Weinstein
Chief Executive Officer,
President and Chairman of the Board*

Date: August 30, 2004

--------------------------
* Dr. Leonard I. Weinstein has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.