Form 10QSB
period 2004-09-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2004-11-22
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission File Number: 0-11596

                     MEDICAL MAKEOVER CORPORATION OF AMERICA
                     ---------------------------------------
                        Formerly Cactus New Media I, Inc.


       Delaware                                           20-0799349
-------------------------------                 --------------------------------
(State of incorporation)                          (I.R.S. Employer ID Number)

                           500 Australian Avenue South
                                    Suit 619
                         West Palm Beach, Florida 33401
                      ------------------------------------
                    (Address of principal executive offices)


                                 (561) 651-4146
                      ------------------------------------
                           (Issuer's telephone number)




Copies to:

                          Kenneth S. Pollock, Esq.
                          Newman, Pollock & Klein, LLP
                          2424 N. Federal Highway, Suite 411
                          Boca Raton, FL 33431
                          (561) 393 6168

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of November 15, 2004, there were approximately 46,996,913 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.

INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements (Unaudited)

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures


                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements (Unaudited)



                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statement....................................F-6

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet


                                                                          September 30, 2004    December 31, 2003
                                                                         --------------------- --------------------
                                                                              (unaudited)
                                 ASSETS
CURRENT ASSETS
  Cash                                                                   $                  68 $                162
  Accounts receivable                                                                        0                    0
                                                                         --------------------- --------------------
          Total current assets                                                              68                  162
                                                                         --------------------- --------------------

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                     20,671                    0
        Less accumulated depreciation                                                   (1,378)                   0
                                                                         --------------------- --------------------
          Net property and equipment                                                    19,293                    0
                                                                         --------------------- --------------------

OTHER ASSETS
  Deposits and prepaid expenses                                                          6,766                    0
                                                                         --------------------- --------------------
                                                                                         6,766                    0
                                                                         --------------------- --------------------
Total Assets                                                             $              26,127 $                162
                                                                         ===================== ====================

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                       $              31,417 $                  0
  Accrued liabilities, $0 and $84,701 to related parties                                     0              179,593
  Accrued salaries                                                                       8,934                    0
  Stockholder loans and accrued interest                                                79,718                    0
                                                                         --------------------- --------------------
          Total current liabilities                                                    120,069              179,593
                                                                         --------------------- --------------------
Total Liabilities                                                                      120,069              179,593
                                                                         --------------------- --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                               0                    0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      46,996,913 and 1,507,500 issued and outstanding                                    4,700                  151
  Additional paid-in capital                                                           460,400               28,349
  Deficit accumulated during the development stage                                    (559,042)            (207,931)
                                                                         --------------------- --------------------
          Total stockholders' equity (deficit)                                         (93,942)            (179,431)
                                                                         --------------------- --------------------
Total Liabilities and  Stockholders' Equity (Deficit)                    $              26,127 $                162
                                                                         ===================== ====================




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                                             From
                                                      Three Months Ended        Nine Months Ended       March 29, 1999
                                                        September 30,             September 30,          (Inception)
                                                   ------------------------ -------------------------      through
                                                       2004        2003         2004         2003       Sept 30, 2004
                                                   ------------ ----------- ------------- ----------- ------------------
REVENUES                                           $      3,400 $       300 $       3,600 $       600 $           40,610
                                                   ------------ ----------- ------------- ----------- ------------------
OPERATING EXPENSES:
   General and administrative expenses                   74,095          30       102,914         690            146,575
   Marketing and advertising                              3,439           0       104,865           0            104,865
   Consulting fees                                            0           0        37,000           0             38,100
   Professional fees                                          0         500        47,868       4,000            186,448
   Interest to a related party                            2,463         300         2,463         900              8,063
   Management fees to a related party                     5,600       3,000        58,223       9,000            114,223
   Depreciation                                             689           0         1,378           0              1,378
                                                   ------------ ----------- ------------- ----------- ------------------

          Total expenses                                 86,286       3,830       354,711      14,590            599,652
                                                   ------------ ----------- ------------- ----------- ------------------

Net income (loss)                                  $    (82,886)$    (3,530)$    (351,111)$   (13,990)$         (559,042)
                                                   ============ =========== ============= =========== ==================

Income (loss) per weighted average common share    $      (0.01)$     (0.01)$       (0.01)$      (0.01)
                                                   ============ =========== ============= ===========

Number of weighted average common shares
outstanding                                          46,996,913   1,507,500    46,996,913   1,507,500
                                                   ============ =========== ============= ===========











     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)




                                                                                                 Deficit
                                                                                               Accumulated       Total
                                                                  Additional       Note        During the    Stockholders'
                                          Number of     Common      Paid-In     Receivable     Development       Equity
                                           Shares        Stock      Capital     Stockholder       Stage        (Deficit)
                                        ------------- ----------- ----------- --------------- -------------- --------------
BEGINNING BALANCE, March 29, 1999                   0 $         0 $         0 $             0 $            0 $            0

Shares issued to founders                   1,350,000         135        (135)              0              0              0
Sale of stock for cash                         47,400           5       7,895               0              0          7,900
Shares issued for note receivable             102,600          10      17,000         (17,010)             0              0

Net loss                                            0           0           0               0        (11,839)       (11,839)
                                        ------------- ----------- ----------- --------------- -------------- --------------
BALANCE, December 31, 1999                  1,500,000         150      24,760         (17,010)       (11,839)        (3,939)

Collection of note receivable                       0           0           0          17,010              0         17,010
Shares issued for services                      7,500           1       2,499               0              0          2,500
Net loss                                            0           0           0               0        (31,995)       (31,995)
                                        ------------- ----------- ----------- --------------- -------------- --------------
BALANCE, December 31, 2000                  1,507,500         151      27,259               0        (43,834)       (16,424)

Warrants issued to transfer agent                   0           0       1,000               0              0          1,000
Net loss                                            0           0           0               0       (107,990)      (107,990)
                                        ------------- ----------- ----------- --------------- -------------- --------------
BALANCE, December 31, 2001                  1,507,500         151      28,259               0       (151,824)      (123,414)

Net loss                                            0           0           0               0        (28,295)       (28,295)
                                        ------------- ----------- ----------- --------------- -------------- --------------
BALANCE, December 31, 2002                  1,507,500         151      28,259               0       (180,119)      (151,709)

Net loss                                            0           0           0               0        (27,812)       (27,812)
                                        ------------- ----------- ----------- --------------- -------------- --------------
BALANCE, December 31, 2003                  1,507,500         151      28,259               0       (207,931)      (179,521)

Common stock issued for cash               22,900,000       2,290     287,800               0              0        290,090
Shares issued for services                  9,390,713         939      55,661               0              0         56,600
Shares contributed back to Company         (9,301,300)       (930)        930               0              0              0
Shares issued for settle debt              22,500,000       2,250      87,750               0              0         90,000
Net loss                                            0           0           0               0       (351,111)      (351,111)
                                        ------------- ----------- ----------- --------------- -------------- --------------
ENDING BALANCE, September 30, 2004
(unaudited)                                46,996,913 $     4,700 $   460,400 $             0 $     (559,042)$      (93,942)
                                        ============= =========== =========== =============== ============== ==============






     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                       From
                                                                     Nine Months Ended            March 29, 1999
                                                                       September 30,               (Inception)
                                                              --------------------------------       through
                                                                   2004             2003        September 30, 2004
                                                              --------------- ---------------- --------------------
                                                                (unaudited)     (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $     (351,111) $        (13,690)$           (559,042)
Adjustments to reconcile net loss to net cash used by operating activities:
        Stock and warrants issued for services                         56,690                0               60,100
        Depreciation                                                    1,378                0                1,378
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                          0             (600)                   0
        (Increase) decrease in deposits and prepaid expenses           (6,766)               0               (6,766)
        Increase (decrease) in accounts payable                        31,417                0               31,417
        Increase (decrease) in accrued liabilities                    (89,683)          14,290               90,000
        Increase (decrease) in accrued interest  -related party         1,863                0                1,863
        Increase (decrease) in accrued salaries                         8,934                0                8,934
                                                              --------------- ---------------- --------------------

Net cash used by operating activities                                (347,278)               0             (372,116)
                                                              --------------- ---------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               (20,671)               0              (20,671)
                                                              --------------- ---------------- --------------------

Net cash used by investing activities                                 (20,671)               0              (20,671)
                                                              --------------- ---------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                290,000                0              315,000
Proceeds from stockholders' loans                                      77,855                0               77,855
                                                              --------------- ---------------- --------------------

Net cash provided by financing activities                             367,855                0              392,855
                                                              --------------- ---------------- --------------------

Net increase (decrease) in cash                                           (94)               0                   68
                                                              --------------- ---------------- --------------------

CASH, beginning of period                                                 162              101                    0
                                                              --------------- ---------------- --------------------

CASH, end of period                                           $            68 $            101 $                 68
                                                              =============== ================ ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                      $        89,583 $              0
                                                              =============== ================


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                (Information with regard to the nine months ended
                    September 30, 2004 and 2003 is unaudited)

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


(4) Stockholders' Equity (Deficit)

     The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At September 30, 2004, no preferred stock shares were issued and outstanding.

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

     On February 6, 2004, the Company sold 22,500,000 shares of restricted common stock to Gala Enterprises Ltd, a Belize Corporation, for $90,000, which funds were used to pay certain existing accounts payable. On February 8, 2004, the Company issued 9,301,300 of shares of restricted common stock to two officers for compensation with a value of $37,000 and in consideration of such Gala Enterprises Ltd. surrendered to treasury 9,301,300 shares. On February 10, 2004, the Company issued 22,500,000 shares of restricted common stock in exchange for the assumption of $90,000 in existing accounts payable to outside investors. On May 3, 2004, the Company issued 400,000 shares of restricted common stock, to an independent third party investor in exchange for $200,000 in cash, or $0.50 per share. In the third quarter the Company issued 89,413 shares of restricted common stock to its former CEO pursuant to his employment agreement. These shares were for services valued at $19,600, or $0.22 per share. In September 2004, the Company reached an agreement with its former CFO, whereby he will return 2,151,300 of his 2,401,300 shares. On October 1, 2004, the Company reached an agreement with its former CEO, whereby he will return 6,210,000 of his 6,900,000 shares.

(5)  Income Taxes

     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $559,000 expiring in various years from 2019 through 2024. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at September 30, 2004 is 100%.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(6)  Related Parties

     a) Office lease: The Company formerly leased its office facility from a company related by virtue of common ownership. Total rent expense to related parties amounted to $0, $90 and $530 for the nine months ended September 30, 2004 and 2003 and the period from inception (March 29, 1999) through September 30, 2004, respectively.

     b) Management Fees: The Company formerly contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,407, $9,000 and $59,407 for the nine months ended September 30, 2004 and 2003 and the period from inception (March 29, 1999) through September 30, 2004, respectively. In addition, the Company incurred interest expense amounting to $0, $900 and $5,900 for the nine months ended September 30, 2004 and 2003 and the period from inception (March 29, 1999) through September 30, 2004 respectively, for those services. In the three and nine months ended September 30, 2004, $0 and $53,000 in management fees were paid to the Company's two officers prior to their entering into employment contracts.

     c) Website fees: The Company formerly earned revenues of $200, $900 and $38,310, and formerly incurred expenses of $, $600 and $32,092 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the nine months ended September 30, 2004 and 2003 and the period from inception (March 29, 1999) through September 30, 2004, respectively.

     d) Related party notes payable: In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company's two officers. These notes carried an interest rate of 15%. One matures on December 1, 2004, and the other has been converted to monthly payments over 12 months beginning in November 2004..


(7)  Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $559,000 accumulated from March 29, 1999 (Inception) through September 30, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,00

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







                [Balance of this page intentionally left blank.]

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Results of operations

     For the quarter ended September 30, 2004, we experienced significant changes in our operating activities, primarily expenses and had no significant operations for the quarter ended September 30, 2003.

Net Operating Revenues

     There was minimal operating revenue of $3,400 for the quarter ended September 30, 2004, and only minimal revenue for the quarter ended September 30, 2003.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended September 30, 2004 included $74,100 in general and administrative expenses. For the quarter ended September 30, 2003, there were no significant expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Results of operations

     For the nine months ended September 30, 2004, we experienced significant development and operating activities, primarily expenses, and had no significant operations for the nine months ended September 30, 2003.

Net Operating Revenues

     There was only minimal operating revenue for the nine months ended September 30, 2004, and 2003.

Operating Expenses and Charges

     The significant operating expenses for the nine months ended September 30, 2004 included $104,900 in marketing and advertising; $102,900 in general and administrative expenses; $58,300 in management fees, $37,000 in consulting fees and $47,900 in professional fees. For the nine months ended September 30, 2003, there were no significant expenses.

Liquidity and Capital Resources

     For the quarter ended September 30, 2004, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its principal stockholder and officer to fund its cash requirements.

     As of September 30, 2004, the Company had cash of $68. The Company's total assets increased from $162 as of December 31, 2003 to $26,127. This increase is attributable to the sale of the Company's common stock. Total liabilities decreased from $179,593 to $120,069. This decrease is attributable to the reduction of current liabilities by payment in cash and common stock. As of September 30, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries and a stockholder loan.

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

None


Item 3   Defaults upon senior securities

None


Item 4   Submission of matters to a vote of security holders

None


Item 5   Other information

     Mr. Walter Birch resigned as Chief Financial Officer, Executive Vice President and Controller and Dr. Leonard Weinstein resigned as Chairman, President, and CEO of the Company.


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
number      Descriptions
--------  -----------------------

31.1  *   Certification  of the Acting Chief Executive  Officer,  dated November
          22, 2004, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2  *   Certification  of the Acting Chief Financial  Officer,  dated November
          22, 2004, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification Acting Chief Executive Officer, dated November 22, 2004, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification Acting Chief Financial Officer, dated November 22, 2004, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

------------
*     Filed herewith.


     (b) Reports on Form 8-K

     The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     On May 12, 2004, we filed a Current Report on Form 8-K dated May 7, 2004 disclosing that the Company had dismissed Baum & Company, P.A. as its independent auditors and re-engaged its former independent auditor, Kaufman, Rossin, & Co., as its independent auditors.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Medical Makeover Corporation of America

By: /s/ Stephen H Durland
---------------------------
Stephen H. Durland
Acting Chief Executive Officer,
and Director

Date: November 22, 2004





-------------------
*    Stephen H.  Durland has signed both on behalf of the  registrant  as a duly
     authorized  acting  officer  and  as  the  Registrant's   acting  principal
     accounting officer.