Form 10KSB
period 2004-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2005-04-20
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________


Commission file number 0-30621


                     MEDICAL MAKEOVER CORPORATION OF AMERICA
         -------------------------------------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                     65-0907798
----------------------------------------      ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                            Identification No.)

500 Australian Avenue South, Suite 619
   West Palm Beach, Florida                             33401
----------------------------------------      ----------------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number: (561) 651-4146


Securities registered pursuant to Section 12(b) of the Exchange Act:

     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock, Par Value $0.001 Per Share

     Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [_] No [X]



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).        Yes [_] No [X]



     State issuer's revenues for its most recent fiscal year ended December 31, 2004: $0.



     Of the 47,499,168 shares of voting stock of the registrant issued and outstanding as of April 19, 2005, 34,300,463 shares were held by non-affiliates. The 47,499,168 shares include 6,210,000 shares held by Newman, Pollock & Klein as escrow agent pursuant to the Separation Agreement with Leonard Weinstein and 2,151,300 held by Walter Birch. These shares are held as collateral for the payments due these former officers and directors by the Company. Upon satisfaction of these debts, these shares shall be returned to the Company. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on April 14, 2005: US$4,802,065.



                       DOCUMENTS INCORPORATED BY REFERENCE


8-K filed with the Securities Exchange Commission on April 18, 2005 8-K filed with the Securities Exchange Commission on April 6, 2005

8-K filed with the Securities Exchange Commission on March 21, 2005

8-K filed with the Securities Exchange Commission on March 18, 2005

8-K filed with the Securities Exchange Commission on March 4, 2005

8-K filed with the Securities Exchange Commission on January 26, 2005

8-K/A filed with the Securities Exchange Commission on January 14, 2005

8-K filed with the Securities Exchange Commission on January 7, 2005



Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                     PART I

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.


Item 1. Description of Business

(a)  Business Development
     Medical Makeover Corporation of America was incorporated on March 29, 1999 under the laws of the State of Delaware as Cactus New Media I, Inc. Initially, we were a development stage company that was incorporated for the purpose of engaging in the business of Internet entertainment services and telecommunications. In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000 and effectuated a 100 for 1 reverse stock split of the Company's common stock. All dollar and share amounts have been adjusted to reflect this split.

     In February 2004, subsequent to a change of control, management decided to enter the medical makeover/anti-aging industry. In March 2004, the Company changed its name to Medical Makeover Corporation of America. The Company formed two (2) Florida subsidiaries, Medical Makeover Corporation of America on February 27, 2004 and Aventura Makeover Corporation on February 11, 2005 to transact the medical makeover/anti-aging business in the State of Florida.

     On February 6, 2004, Gala Enterprises Ltd., a Belize corporation, made a cash payment to the Company in the amount of ninety thousand dollars ($90,000) in exchange for 22,500,000 shares of the Company's restricted Common Stock, issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 144 promulgated thereunder. The purpose of this transaction was to effect a change of control to Gala Enterprises Ltd. The purpose of the cash payment was to provide sufficient funds for the Company to satisfy a portion of its outstanding debts. As of this date, the issuance represents 48.4% of the issued and outstanding common stock of the Company.

     On February 8, 2004, the Company issued 9,301,300 of shares of restricted common stock to two officers, Leonard Weinstein and Walter Birch, for compensation with a value of $37,000 and in consideration of such Gala Enterprises Ltd. surrendered to treasury 9,301,300 shares. On February 10, 2004, the Company issued 22,500,000 shares of restricted common stock in exchange for the assumption of $90,000 in existing accounts payable to outside investors. On May 3, 2004, the Company issued 400,000 shares of restricted common stock, to an independent third party investor in exchange for $200,000 in cash, or $0.50 per share.

     Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "MMAM" include both Medical Makeover Corporation of America, a Delaware corporation and our wholly owned subsidiaries, Aventura
Makeover Corporation, a Florida corporation, Garden of Eden, Inc., a Florida corporation, R&I Salon Incorporated, a Florida corporation and Aventura Electrolysis and Skin Care Center, Inc., a Florida corporation. Our principal place of business is 500 Australian Avenue South, Suite 619, West Palm Beach, Florida 33401, and our telephone number at that address is (561) 651-4146.

(b) Business of the Company
     Our new management, after acquiring control of the Company on February 2004, changed our business from Internet entertainment services and telecommunications to focusing on marketing and providing non-invasive appearance improvement and skin rejuvenation procedures, treatments, and products. The Company will market to people seeking to improve their appearance. Our primary target is males and females between the ages of 18 and 65 and parents of children with skin problems or minor imperfections. We will offer the latest in non-invasive cosmetic/self improvement technologies and "makeover" treatments in a comfortable, luxurious office environment using a new health care service delivery system that offers first-rate customer service. Clients will have the ability to schedule appointments outside the traditional eight-to-five schedule while an on-line scheduling system enables them to book their appointments at any time of day or night every day of the year.

     The Company's value proposition is to bring order to the delivery of care to the "vanity" patient by providing a continuum of cosmetic care under a medical umbrella. We will build upon the implicit trust patients have in their physicians by providing the patient/customer a coordinated menu of cosmetic procedures and services which will be medically supervised. The Company's primary focus will be on "aesthetic" customers/patients who receive non-invasive procedures and services from our "aesthetic" dermatologists, day spas, and Medi-Spas.

Subsequent Events
     On February 28, 2005, the Company by and through Aventura Makeover Corporation, its wholly-owned subsidiary ("Aventura"), and Garden of Eden Skin
Care, Inc., a Florida corporation ("Eden") entered into and closed a Share Exchange Agreement (the "Eden Share Exchange"). Pursuant to the Eden Share Exchange, Aventura acquired 500 shares of Eden's common stock, representing 100% of Eden's issued and outstanding shares of common stock, in exchange for 50,000 shares of the Company's restricted common stock, par value $0.001 per share (the "Common Stock"), and assumption of certain obligations of Eden.

     On March 31, 2005, the Company, by and through Aventura and the two (2) shareholders of R&I Salon, Inc., a Florida corporation ("R&I") each entered into and closed separate Share Exchange Agreements (the "R&I Share Exchange"). Pursuant to the R&I Share Exchange, Aventura acquired 100 shares of R&I's common stock, representing 100% of R&I's issued and outstanding shares of common stock in exchange for (i) $50,000 in shares of the Company's restricted Common Stock to be calculated at the average closing price of the Company's Common Stock the five (5) trading days immediately preceding the award date described in the R&I Share Exchange plus twenty-five thousand dollars ($25,000) paid upon the satisfactory completion of the SEC required Audit; and (ii) 1,000,000 shares of Common Stock issued upon the completion of the SEC required audit of R&I, a cash payment of one hundred thousand dollars ($100,000), the assumption of verifiable, R&I related existing business credit card debt not to exceed $35,000 and additional shares of Common Stock issued one year from the closing of the Share Exchange at the average closing price for the five (5) trading days immediately prior to the award date of this Common Stock equal to $25,000.

     On April 12, 2005, the Company, Aventura and Aventura Electrolysis and Skin Care Center, Inc, a Florida corporation, ("Aventura Laser") entered into and closed a Share Exchange Agreement (the "Laser Share Exchange Agreement"). Pursuant to the Laser Share Exchange Agreement, Aventura acquired 100 shares of common stock of Aventura Laser, representing 100% of the issued and outstanding shares of common stock of Aventura Laser, in exchange for One Hundred Thousand (100,000) shares of the Company's common stock, $0.001 par value ("Parent's common stock") and a cash payment of one hundred twenty five thousand dollars ($125,000.00) payable pursuant to Section 1 of the Share Exchange Agreement. As a result of the Laser Share Exchange Agreement, Aventura Laser shall survive as a wholly owned subsidiary of Aventura (the "Laser Acquisition"). In addition, pursuant to the Aventura Laser Acquisition, the Company committed to issue 25,000 shares of the Company's restricted common stock to Ms. Kornik upon certain revenue milestones being met.

     On January 21, 2005, Dr. Leonard Weinstein entered into a Separation Agreement and Mutual Release ("Separation Agreement') whereby Dr. Weinstein resigned his position as a Director and the President of the Company effective on September 30, 2004. The Company paid Weinstein a lump sum of ten thousand dollars ($10,000.00) and in satisfaction of all claims Weinstein may have, the Company executed a promissory note in the sum of $47,749.65 (the "Weinstein Note") in full satisfaction of all sums owed to Weinstein. The Note is payable in twelve (12) monthly payments of $3,979.14 plus interest each month, commenting on February 1, 2005.

     Effective on March 31, 2005, John Moore was appointed to serve as the Company's Vice-President and Chief Operating Officer.

     The success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired businesses, products or services into the Company's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

Industry
     Studies reveal that the aesthetics market has significantly expanded with growth particularly in the non-invasive sector. Aesthetic services have become a hotbed of consumer interest with the number of non-surgical procedures increasing 471% since 1997. A recent American Society of Aesthetic Plastic Surgery (ASAPS) poll released in February 2004 showed that of 1000 Americans 18 years of age and older, 34 percent of women said they would consider cosmetic surgery, an increase of 4 percent from February 2003. Among men, 14 percent said they would consider cosmetic surgery, a decrease of 4 percent from a year ago. In a 2003 study commissioned by the American Society of Dermatology "more than 55% of consumers are very or somewhat interested in having cosmetic procedures performed." Highest demand: (1)Pigmented spot removal, (2) Laser treatment for birthmarks, (3). Laser hair removal , (4). Scars, (5). Non-ablative skin rejuvenation and (6). Vein removal. Non-ablative skin rejuvenation was up 6% in 2 years. Acne treatments accounted for 12% of light based procedures. Tattoo removal increased by 27%. Hair removal represented 24% of the procedures while vascular lesions accounted for 41% of all laser/light procedures.General approval of cosmetic surgery was high among both women and men.

     The aesthetic procedures industry is divided into two segments: surgical procedures (invasive) and nonsurgical procedures (non-invasive). Surgical cosmetic procedures accounted for 22 percent of all procedures performed in 2003. They include liposuction, breast augmentation, eyelid surgery, rhinoplasty
(nose), breast reduction, etc. MMAM will focus on non-surgical cosmetic procedures, which represented 78 percent of all procedures performed in 2003. These procedures include laser skin rejuvenation, ultrasound/electrotherapy, Botox injections, laser hair removal, mircodermabrasion, and collagen injections.

     Medical offices traditionally practice a combination of "problem oriented" or diagnostic medicine and "procedurally oriented" or surgical medicine. Recently, a new trend has formed within health care that blends "feel good" spa like services with medical procedures. Such medical facilities have come to be known as "medi-spas". These centers represent a new generation of service delivery but remain beleaguered by old inefficiencies. (See appendix "History of the Diagnostic Practice" and "The Differences Between the Diagnostic and Procedural Medical Practice Models").

The Vanity market is a $26 billion market consisting of three distinct segments:

     |X| Medical procedures performed by medical professionals in primarily medical office settings
     |X|  The large day spa industry consisting of 4,000 spas in the U.S.
     |X| Over The Counter ("OTC") skincare products (cosmeceuticals) which are dominated by brand name manufacturers

Vanity Market Growth Drivers
     Despite the uncertainty introduced by the events of September 11 and the downturn in the US economy in 2002, the underlying demographics and increased consumer acceptance of medical and non-medical procedures, services and products to enhance physical appearance suggest that the long term growth of the vanity market will be sustained and will continue to expand for the foreseeable future. National statistics show that, among the baby boomers alone, 12,000 people a day enter this market sector and will continue to do so for the next 20 years as one person becomes 50 years old every 8 seconds. Even younger women (between 35 and 50 years of age) with incomes of less than $50,000 currently seek cosmetic treatments more than anytime in the past. The industry itself is fragmented with nearly 18,000 plastic surgery, dermatology and otolaryngology physicians and about 500 medical spas nationwide.

     Aging Baby Boomer Demographic-The aging baby boomer population will provide a growing target market for cosmetic procedures and services for the next thirty years.

     We believe that the skin health and restoration market will continue to experience strong growth as a result of several factors, including the development of new products and procedures for a wider range of cosmetic treatments and the gradual aging of the U.S. population. Older segments of the population tend to control large amounts of disposable income and are highly motivated to improve their personal appearance.

Marketing, Sales and Distribution
     The Company's primary growth strategy will be through the acquisition of day spa and related health & beauty, or wellness practices as well as active cosmetic or dermatology practices in targeted markets. However, We will conduct cost-effective sales and marketing programs to draw new patients/customers to our Centers as a "one stop" resource for cosmetic services and products. The Company's key message will be that its Centers deliver high quality, effective cosmetic results in a consumer-centric environment and attitude.Initially we are focused on the South Florida market, but expect to expand to other markets in the next 12 months.

     The local Medical Director will be featured prominently throughout the Center and in all marketing and promotional activities. Unlike a day spa or salon, we are first and foremost a medically directed facility. The oversight by a licensed physician is critical to the safety and quality message. However, the atmosphere of comfort and relaxation, the focus on customer service and convenience and the availability of a full range of treatments from preventative to therapeutic, uniquely distinguishes us from the cold and clinical setting of a doctor's practice in a medical complex.

     We plan to market our products through our Centers. In marketing our products, we seek to demonstrate that our products meet a consumer need, are priced in a manner that could generate sufficient sales to justify stocking the product. We also plan to sell our products by direct marketing to consumers. We will engage a third party fulfillment center to provide fulfillment of our skin care products. Our personnel will handle order processing, marketing and customer service related to the direct response sales of the products.

Our Suppliers
     We do not plan to manufacture any of our products. In general, our products will be manufactured by third party suppliers pursuant to purchase orders that we place. We will purchase products for which we will have distribution rights from the party who granted us the rights or from its authorized manufacturers. Because we expect our product volume to be low, we will not be able to take advantage of quantity pricing from our suppliers. To the extent that we are able to increase our volume of products significantly, we expect that we will be able to reduce the cost of our products. However, we cannot assure you that we will be able to generate sufficient volume to enable us to significantly reduce the cost of our products.

Intellectual Property
     We do not expect to have any rights with respect to those products for which we plan to distribute other than the right to distribute the products in the territory agreed to. We do not have a registered trademark for the Medical Makeover name.

Competition
     In general, any practicing doctor that has a patient base and who has decided to purchase one of the new medical laser technology machines can be considered a competitor as can any existing spa. There are nearly 18,000 plastic surgery, dermatology and otolaryngology physicians and about 500 medical spas nationwide. It is typically plastic surgeons, dermatologists, or ear, nose and throat doctors that are targeted by the equipment manufacturers' sales forces. For the doctors, the barrier to entry is basically the cost of the machine. Spas, on the other hand, must buy the machine and employ or contract with a doctor in order to provide medical services. The key differentiation between these primary competitors and us is that they use non-invasive cosmetic procedures to augment their (inefficient) core practice while we use them as our core practice and service offering.

     The markets in which our products will be sold are highly competitive. Our products will compete with products of many large and small companies, including well-known global competitors. We will market our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with a sales force including direct response advertising. We believe this combination will provide the most efficient method of marketing for these types of products. Product quality, performance, value and packaging will also be important competitive factors. We believe that we will gain a certain level of competitive advantage by utilizing cost savings from our direct response advertising sector that will provide us with a lower overall advertising cost to promote our products.

Governmental Regulation
     As a participant in the health care industry, the Company's operations are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws.
Specifically, many of the services provided by MMAM may only be legally performed by licensed or certified technicians. Each of the technicians working for MMAM will participate in annual training as required and will comply with all licensing, training and education required.

Research and Development
     The Company will deploy proprietary clinical telemedicine protocols and applications.We believe these protocols for various treatment regimins will be used to improve patients' appearance. New technologies make it possible to care for previously untreatable conditions and/or produce better results in less time and with less risk. However, we believe that the medical community is conservative by nature refusing to get caught up in the latest crazes. Consequently, most of medicine deprives its eligible patient base from the benefits of innovation. Its failure to rapidly embrace change creates several differentiation opportunities that draw attention to more progressive physician practices Many new technologies are expected to be unveiled soon that will create excitement for the appearance conscious public and MMAM plans to offer them. For example, within the next year, a laser manufacturing company will offer a non-invasive subcutaneous fat removal machine that could potentially draw tens of thousands of clients to early adopters of that technology. Another company has plans to introduce a laser that can grow hair. Groundbreaking imaging systems can now perform sophisticated complexion analysis and reproducible facial photographs. This technology also serves to enhance patient communication and is a powerful visual tool for motivating patients to proceed with purchasing a number of aesthetic appearance improvement procedures and products.

Compliance with Environmental Laws
     Some of the services provided by MMAM will produce byproducts or waste, the disposal of which is regulated by Federal or State guidelines. The Company is aware of the requirements of these regulating agencies and has taken steps to ensure compliance with the legal requirements.

Liability Insurance
     The Company carries business liability insurance of $1,000,000 per occurrence and $2,000,000 in the aggregate. Each of the physicians working as independent contractors for us are required to maintain adequate levels of malpractice and general liability insurance. As a result of the Company utilizing consulting agreements for the physician based services provided, we believe that the Company is not required to carry separate medical malpractice insurance.

Employees
     As of December 31, 2004, the Company employed one (1) full time and no part time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations.

Available Information
     Information   regarding  the  Company's  annual  reports  on  Form  10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

                                  Risk Factors

     You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

Risks Associated With the Company's Prospective Business And Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful.

     The Company has a very limited operating history upon which an evaluation of its future success or failure can be made. In fact, it was only recently that the Company took steps in a plan to engage in the acquisition of non-invasive appearance improvement and skin rejuvenation procedures, treatments, and products, and it is too early to determine whether such acquisitions will lead to success. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives. We will require additional funds for our operations.

     At December 31, 2004, we had a working capital deficiency of approximately $122,606. We will require significant cash during 2005, in order to implement an aggressive marketing program for our skin care products and to continue making acquisitions. Although we raised gross proceeds of $290,090 from the sale of our securities in 2004, we will need additional funds in order to continue growing our business. The Company presently does not have sufficient revenues and profits required to implement our business plan. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make there acquisitions and expansions. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects. Our failure to raise the necessary capital could hurt our businesses and could require us to scale down or terminate some or all of our operations.

We may not be able to continue to grow through acquisitions.

     An important part of our growth strategy is to acquire other businesses or obtain the rights to other product lines, which may or may not be related to our current businesses. Such acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

     If we make acquisitions, we could have difficulty integrating the acquired companies' personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

     *    the  difficulty  of  assimilating   acquired  products,   services  or
          operations;
     * the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
     * the difficulty of incorporating acquired rights or products into our existing business;
     * difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
     * difficulties in maintaining uniform standards, controls, procedures and policies;
     * the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
     * the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
     * the effect of any government regulations which relate to the business acquired;
     * potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

     Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

     The terms on which we may raise additional capital may result in significant dilution and may impair our stock price. Because of our cash position, our stock price and our immediate cash requirements, it is difficult for us to raise capital for our present businesses and for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price that is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price. Because we are dependent on our management, the loss of key executive officers and the failure to hire additional qualified key personnel could harm our business.

Our business is largely dependent upon our chief executive officer, Randy Baker.

     Our business may be adversely affected if Mr. Baker or any of our key management personnel or other key employees left our employ. We do not have an employment agreement with Mr. Baker and there is no guarantee that he will continue with us. Furthermore, we need to hire additional executive, managerial, marketing and other key employees for our business. We cannot assure you that we will be successful in engaging and retaining such personnel and the failure to engage qualified personnel will have a material adverse effect upon our business. The Company's business will be harmed if it is unable to manage growth.

     The Company's business may experience periods of rapid growth that will place significant demands on its managerial, operational and financial resources. In order to manage this possible growth, the Company must continue to improve and expand its management, operational and financial systems and controls, particularly those related to subsidiaries. The Company will need to expand, train and manage its employee base. No assurances can be given that the Company will be able to timely and effectively meet such demands. The Company's officers and directors may have conflicts of interest and do not devote full time to the Company's operations. The Company's officers and directors may have conflicts of interest in that they are and may become affiliated with other companies. In addition, the Company's officers do not devote full time to the Company's operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

     We have not voluntarily implemented various corporate governance measures in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

     Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent take-over which may not be in the best interest of our stockholders.

     Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of April 13, 2005. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

     We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004.

We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

     While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Risks Concerning our Products

We may be subject to claims arising from the use of our skin care products.

     As a company that markets and sells skin care products, we may be subject to claims relating to such concerns as allergic or other reaction to the products and claims as to the efficacy of the products even if the products are manufactured by others. We cannot assure you that we will not be subject to such claims or that we will be successful in defending any such claims. Any litigation, regardless of the outcome, would entail significant costs and use of management time that could impair our ability to generate revenue and profit.

Because we have no manufacturing facilities we will be dependent upon third party suppliers to manufacture our products.

     We anticipate that all of our skin care products will be manufactured for us by non-affiliated manufacturers pursuant to purchase orders, and we will not have any long-term agreements with any supplier. We plan to rely upon our suppliers to develop and test their formulations, to produce a uniform product for us in facilities that comply with applicable laws, to implement adequate quality control procedures and to deliver product to us in a timely manner. Our skin care products business will be impaired by the failure of our suppliers to do any of the foregoing. Further, in the event that we change suppliers, it may be necessary to change the formulations of one or more of our skin care products, and we cannot assure you that we will have a smooth transition to a new supplier or that we will not encounter other serious problems in the quality or delivery of products resulting from a change in supplier.

Our lack of experience in the skin care business may impair our ability to market and sell our products.

     The skin care products are sold in a market which we have no prior experience. Because of this lack of experience, we may not be successful in generating significant revenue or income from these products. If we are unable to generate revenue from these products, both our working capital and our ability to operate profitably will be impaired.

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

     In many instances, appearance-improving procedures are luxury purchases. Should the economy suffer a significant slowdown, or if unemployment should increase dramatically, our revenues, cash flows and earnings could be negatively impacted.

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

The development and implementation of a skin care products will require significant cash expenditures with no assurance of success.

     Our skin care products did not generate significant revenue from its products prior to its sale of stock to us. We have not yet developed a marketing and sales program for these products, and we will need to develop a marketing program that will seek both to create market awareness and to place our skin care products on the shelves of retail outlets. In this connection we expect that we will need to hire experienced personnel and establish a distribution network that would deliver our products to the retail outlets and obtain shelf space. The implementation of a marketing and sales program could involve significant cash expenditures. We cannot assure you that we will be successful in the development or implementation of a marketing program, and if we are not successful in implementing such a plan, the results of our operations and our financial position could be impaired.

We have no patent rights to our products or registered trademark for the Medical Makeover name.

     Although our suppliers may advise us that they have patent rights or licenses to those ingredients in certain formulations which are proprietary and that the formulations have been developed either by the manufacturers or by us, we cannot assure you that our skin care products will not infringe upon the patent or other proprietary rights of others. In the event that a supplier's formulation infringes upon the rights of a third party, the third party may include us in any litigation, which may be expensive regardless of whether we or our manufacturer ultimately prevails. Further, we do not have a registered trademark for the Medcial Makeover name.

     Because our business strategy contemplates that we may acquire products or rights to products that are sold in different markets, we may be unable to develop a unified marketing strategy which may impair our ability to grow.

     In seeking new products or the rights to new products, we may obtain rights to products that are not related to each other and which are not sold in the same product market or geographic market as products which we are then marketing. Since each type of product requires a separate marketing strategy an marketing organization, we may incur expenses in duplicating marketing and sales organizations for totally unrelated products. We may not be able to integrate these operations and to the extent that we duplicate organizations for different products, our ability both to grow and to operate profitably may be impaired.

     Because of our size, we may have difficulty competing with larger companies that offer similar products.

     All of the products that we plan to sell will be sold into markets that are highly competitive and are dominated by major international companies as well as numerous smaller companies. Other companies not only have greater staff, resources and public recognition than we have, but also have the ability to offer other services which we either cannot or do not offer. We may not be able to compete successfully with such competitors.

Risks Related to the Company's Common Stock

The Company does not expect to pay dividends in the foreseeable future.

     The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

     Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

     Although publicly traded, the Company's common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

     Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's current executive offices are at 500 Australian Avenue South, Suite 619 West Palm Beach, Florida 33401. The property consists of approximately 120 square feet of finished office space. We pay no rent or other fees for the use of this executive office as this office is used virtually full-time by other businesses of our shareholder. Other than this mailing address, we currently maintain an office facility of approximately 1100 square feet of finished office space at 19495 Biscayne Boulevard, Suite 403, Aventura Florida, 33180. The total monthly rent for this facility is approximately $3,500 per month under a lease that will expire in May 2007. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve
(12) months if we are able to execute our business plan.


ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2004, covered by this report.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information. Our common stock, par value $0.0001 per share (the "Common Stock") began trading on the OTC Bulletin Board market on June 30, 2004 under the symbol "MMAM". Prior thereto, our stock was traded on the Pink Sheets. Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

     The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter since June 30, 2004 for each quarter ending December 31, 2004. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

          Year 2003                      High               Low
          ---------------               ------            ------
          First Quarter                   n/a               n/a
          Second Quarter                  n/a               n/a
          Third Quarter                 $1.50             $0.00
          Fourth Quarter                $3.00             $1.50

          Year 2004                      High               Low
          ---------------               ------            ------
          First Quarter                  $3.00            $0.24
          Second Quarter                 $0.67            $0.31
          Third Quarter                  $0.32            $0.10
          Fourth Quarter                 $0.33            $0.09

          Year 2005                      High              Low
          ---------------               ------            ------
          First Quarter                  $0.38            $0.14


Transfer Agent
     Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321. Their telephone number is (954) 272-9294.

     (b) Holders. As of April 19, 2005, there were approximately one hundred six
(106) holders of record of our common stock, which excludes those shareholders holding stock in street name.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2004. We have not authorized any such plan for the fiscal year ended December 31, 2005.

Recent Sales of Unregistered Securities.
     We did not sell any securities during the period covered by this report that were not registered under the Securities Act, which was not disclosed in our 10-QSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Discussion and Analysis
     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

     This report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

Results of operations
     For the twelve months ended December 31, 2004, we experienced significant development and operating activities, primarily expenses, and had no significant operations for the twelve months ended December 31, 2004.

Net Operating Revenues
     There was only minimal operating revenue for the twelve months ended December 31, 2004, and 2003 respectively.

Operating Expenses and Charges
     The significant operating expenses for the twelve months ended December 31, 2004 included $104,865 in marketing and advertising; $103,056 in general and administrative expenses; $58,223 in management fees to a related party, $37,000 in consulting fees and $47,868 in professional fees. For the twelve months ended December 31, 2003, there were no significant expenses except $8,892 in general and administrative expenses; $12,000 in management fees to a related party and $6,920 in professional fees.

Liquidity and Capital Resources
     For the twelve months ended December 31, 2004, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its principal stockholder and officer to fund its cash requirements.

     As of December 31, 2004, the Company had cash of $4,377. The Company's total assets increased from $162 as of December 31, 2003 to $29,747. This increase is attributable to the sale of the Company's common stock. Total liabilities decreased from $179,593 to $126,983. This decrease is attributable to the reduction of current liabilities by payment in cash and common stock. As of December 31, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries and a stockholder loan.

     The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy
     Medical Makeover Corporation of America, Inc. seeks to provide a comprehensive approach to looking and feeling better through the modalities of cosmetic plastic surgery, dermatologic surgery, cosmetic dentistry, hairstyling, fashion, and makeup services.

     The Company is targeting the 35 million Americans between the ages of 18 and 65 who are conscious of their appearance, general health, and impression towards the public. Certain of the Company's shareholders have analyzed the Medical Makeover marketplace and have observed tremendous market penetration worldwide. The Company believes that the market for Total Medical Makeovers will expand exponentially, driven by two dynamics: 1) the aging of the population with a vast number of "baby boomers" reaching mid-life; and 2) the stunning popularity of reality shows such as "Extreme Makeover".

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

        Objectives:

          1.   To provide comprehensive and coordinated makeover services.
          2. To contract with plastic surgeons, dermatologists, and cosmetic dentists who will participate under written agreement, with our company.
          3.   To set the standard for comprehensive makeover services utilizing only board certified, well respected physicians and dentists.
          4.   To provide services in the physicians' offices, licensed surgical outpatient centers, and hospitals, as well as established and prestigious salons and spas.
          5. To monitor all patients by both a physician and the staff of the center who will coordinate the different procedures over a period of time to meet the patient's, physicians, and medically necessary schedules.
          6.   To develop Makeover Gift Certificates for prepayment of services.

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

Going Concern
     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $562,336 and a working capital deficiency of $122,606 at December 31, 2004 and net losses from operations of $354,405 and $27,812, respectively, for the years ended December 31, 2004 and 2003. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.


ITEM 7. FINANCIAL STATEMENTS

     Our financial statements have been examined to the extent indicated in their reports and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, begin on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     See the Form 8-K filed on April 18, 2005 regarding the change in accountants from DeMeo Young McGrath, P.A. to Lawrence Scharfman, CPA.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures:

     Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

(b) Internal Control Over Financial Reporting:

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer and Chief Financial Officer's (or persons performing similar functions) evaluation that could significantly affect these internal controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB, including any corrective actions with regards to significant deficiencies and material weaknesses.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                  Age   Position(s) with Company               Since
-------------------   ---   ----------------------------------------------------
Stephen H. Durland    50    Director and                    June 2004 (Director)
                            acting Chief Financial Officer    October 2004 (CFO)

Randy Baker           48    President, Chief Executive Officer  December 1, 2004

John  Moore           53    Vice President,
                            Chief Operating Officer               March 31, 2005
------------------------------

Business Experience

STEPHEN H. DURLAND is the sole Director and Acting Chief Accounting Officer of Medical Makeover Corporation of America. Mr Durland has been the president of Durland & Company, CPAs, PA, since he founded it in 1991. Durland & Company has specialized in the audits of micro-cap public companies since its founding. In addition its clients have had operations in 18 foreign countries, giving the firm very heavy international experience. Mr. Durland has been a Director of Children's Place at Homesafe, Inc. since 1998. It is a local non-profit serving the needs of abused and/or terminally ill children. He has been a Director of Medical Makeover Corporation of America, an OTC Bulletin Board company since June 2004. He has also been a Director of ExpressAir Delivery Systems, Inc. since 1999 and Global Eventmakers, Inc. since 2003. These companies are private companies expecting to become publicly traded in 2005. He was a Director of two other OTC BB listed companies. He was CFO/Acting CFO for five private companies and four other OTC BB listed companies. These CFO/Acting CFO positions have primarily been interim in nature and term to assist these companies through periods when they could either not afford or did not need a full-time CFO. Prior to Durland & Company he was responsible for the back-office operations and accounting for two companies with investment portfolios of $800 and $900 million and $36 billion (face amount) of futures and options transactions. Prior to that he was a Registered Representative for two years. Mr. Durland received his BAS in Accounting from Guilford College in 1982 and has been a CPA in 14 states. He has had two professional articles published.

RANDY BAKER, President and Chief Executive Officer, has 27 years of business experience participating in strategy development and tactical implementation at the senior level of both public and private organizations. Since 2002, he was the President of Triton Group Holdings, a Florida corporation that focused on mergers and acquisitions. Triton worked primarily in the medical field. Prior to that, from July 1999 to October 2001, Mr. Baker was employed by Lason Services as the Chief Administrative Officer and Executive Vice President of Business Integration. He has extensive experience in the areas of Organizational Effectiveness, Operations and Human Resources for multi billion dollar divisions of publicly traded companies.

JOHN MOORE is the Vice-President and Chief Operating Officer of Medical Makeover Corporation of America. After receiving his degree from McNeese State University, Mr. Moore pursued a diverse business career including accepting the position of Chief Operating Officer of Niki Bryan Company, Inc., the company responsible for operating the spas, salons and fitness centers at Walt Disney World in March of 1998. In March 2001, Mr. Moore left this position to open his own company, Resort Spa Management, Inc., and acquired 2 spas, which he later sold. In addition, Resort Spa provided spa consulting services advising new and existing spas in all aspects of spa operation. In 2001, he accepted a position with an international skin care company, Yonka, Inc., to develop their Southeast and Caribbean territory. In 2004, he became the United States distributor for another international skin care company, Swissline, Inc., and in addition to his other duties developed a national product distribution in the exclusive spas.

Former Officers and Directors

     RS Schmitt- On February 10, 2004, RS Schmitt, the Company's former president and sole officer and director, appointed Pieter DuRand as an additional Director and tendered his resignation as an Officer and Director of the Company.

     Pieter DuRand- On February 10, 2004, Mr. DuRand, our former director and sole director, was appointed as an additional director until he tendered his resignation on March 1, 2004.

     Walter E. Birch- On April 12, 2004, Mr.Birch was appointed the Company's Executive Vice President, Chief Operating Officer, and Chief Financial Officer until he tendered his resignation on September 30, 2004.

     Leonard Weinstein- On April 12, 2004, Mr. Weinstein was appointed our President and director for the Company until he tendered his resignation effective on September 30, 2004.

     Dr. Harry Glenn- On March 14, 2005, Dr. Harry Glenn resigned his position as Chief Medical Officer, Executive Vice President, Chief Operations Officer and Chairman of the Medical Advisory Board of the Company. Dr. Glenn was employed by the Company pursuant to his employment agreement since December 2004.

Committees of the Board of Directors
     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors
     Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office
     Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Involvement in Certain Legal Proceedings
     Except as indicated  above, no event listed in  Sub-paragraphs  (1) through
(4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

     For  companies  registered  pursuant to section  12(g) of the Exchange Act,
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

Code of Ethics
     On April 15, 2005, we adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics and Business Conduct.


ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2004, 2003, 2002 and 2001 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                        --------------------              -----------------------  -------------
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual         Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------
Randy Baker       2004     4,500*
                  2003         0
                  2002         0

Leonard **        2004    39,792               4,900        22,345
Weinstein         2003         0
                  2002         0

Walter Birch***   2004    30,800                               994
                  2003         0
                  2002         0

---------------------------------
* Mr. Baker received a consulting fee in December 2004 payable to Triton Group, Inc., an entity that he owns 100% of the common stock.

** The Company accrued the following for Mr. Weinstein: $34,892.28 of his salary, $2,400 car allowance, $2500 for past board of directors fee. In the third quarter the Company issued 89,413 shares of restricted common stock to Mr. Weinstein pursuant to his employment agreement. These shares were for services valued at $19,600, with the weighted average of $0.219 per share. In September 2004, the Company reached an agreement with Mr. Weinstein whereby he will return 6,210,000 of his 6,900,000 shares upon the terms of the Settlement Agreement being fully satisfied.

*** On October 1, 2004, the Company reached an agreement with Mr. Birch, whereby he will return 2,151,300 of his 2,401,300 shares upon being paid in full $34,419, representing his accrued compensation and note payable.

Compensation of Directors
     We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation
     We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.
     We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2004, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement
     There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                Common Stock
                                            Beneficially Owned
                            Title of
Name and Address               Class      Number         Percent (1)
-----------------------------------------------------------------------
Stephen Durland              Common             0                 0%

Randy Baker                  Common             0(2)              0%

Gala Enterprises Ltd.(3)     Common    13,198,700              27.8%
c/o Pieter DuRand
P.O. Box 19619
Noordbrug,
Potchefstroom, South Africa 2522
------------------------------------------------
*     Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 19, 2005. As of April 19, 2005, there were 47,499,168 shares of our common stock issued and outstanding.
(2) Pursuant to his employment agreement, Mr. Baker is entitled to receive ten (10%) of the shares of the Company's common stock as of June 1, 2005 provided that Mr. Baker is employed with the Company said date.
(3) Mr. Pieter DuRand, our former sole officer and director, is the principal of Gala Enterprises Ltd., a corporation organized in the country of Belize.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
(i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders: None.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

          (A)  any director or officer;
          (B)  any proposed nominee for election as a director;
          (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
          (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

     In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company's two former officers, Mr. Weinstein and Mr. Birch. These notes carried an interest rate of 15%. Mr. Weinstein's note matured on December 1, 2004, which was incorporated into his Separation Agreement with the Company. Mr. Birch's note was converted to monthly payments over 12 months beginning in November 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
No.         Description
-----     --------------------------------------------------
2.3 Share Exchange Agreement, dated February 28, 2005, by and among the Company, Aventura and Garden of Eden Skin Care, Inc. and the shareholders of Eden.(5)

2.4 Share Exchange Agreement, dated March 31, 2005, by and among the Company, Aventura and R&I and the shareholders of R&I.(7)

2.5 Share Exchange Agreement, dated April 12, 2005, by and among the Company, Aventura and Aventura Electrolysis and Skin Care Center, Inc.("Laser"), and the shareholders of Laser.(8)

3(i).3    Articles of  Incorporation of Garden of Eden Skin Care, Inc.(5)

3(ii).2   Bylaws of Garden of Eden Skin Care, Inc.(5)

10.1      Lease entered into with Turnberry Associates (1)

10.2 Employment agreement between Medical Makeover Corporation of America and Dr. Leonard I. Weinstein (1)

10.3 Employment agreement between Medical Makeover Corporation of America and Walter E. Birch (1)

10.4 Separation Agreement and Mutual Release between the Company and Dr. Weinstein (4)

10.5      Employment Agreement between the Company and Randy Baker (4)

10.6      Employment Agreement between the Company and Dr. Harry Glenn(4)

10.7      Employment Agreement between the Company and Ana Maria Wech.(5)

10.8      Resignation Letter of Dr. Harry Glenn.(6)

10.9      Employment Agreement between Aventura and Mr. Cohen.(7)

10.10     Employment Agreement between Aventura and Judith Kornik (8)

10.11     Sample Consulting Agreement with Doctors*

14.1      Code of Conduct*

16.1 Letter from Baum & Company, P.A. . to the Securities and Exchange Commission.(2)

16.2 Letter from Kaufman Rossin & Co. to the Securities and Exchange Commission.(3)

31.1      Certification  of  the  Chief  Executive   Officer  pursuant  to  Rule
          13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2      Certification  of  the  Chief  Financial   Officer  pursuant  to  Rule
          13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1      Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2      Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------------------------------------------
(1)      Filed as an exhibit to the 10QSB/A on 05/25/2004.
(2)      Filed as an exhibit to the 8-K on 05/12/2004.
(3)      Filed as an exhibit to the 8-K/A on 01/14/2005.
(4)      Filed as an exhibit to the 8-K on 01/26/2005
(5)      Filed as an exhibit to the 8-K on 03/04/2005
(6)      Filed as an exhibit to the 8-K on 03/18/2005
(7)      Filed as an exhibit to the 8-K on 04/06/2005
(8)      Filed as an exhibit to the 8-K on 04/18/2005

*       Filed herewith

     (b) Reports on Form 8-K. During the last quarter of the fiscal year ended December 31, 2004, we did not file any reports on Form 8-K.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Audit Fees. The aggregate fees billed for professional services rendered was $4,000 and $3,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

     Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

     Tax Fees. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2004 and 2003.

     Audit Committee Policies and Procedures. Our Board of Directors performs the duties of an audit committee. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

     Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Lawrence Scharfman has been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.




                [Balance of this page intentionally left blank.]

                                   SIGNATURES


     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


                     Medical Makeover Corporation of America
                    ----------------------------------------
                                  (Registrant)

Date: April 19, 2005

                        By: /s/ Randy Baker
                        --------------------------------
                         Randy Baker, President and CEO


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                           Date

/s/ Randy Baker
-----------------------------
Randy Baker                         CEO & President              April 19, 2005

/s/ Steve Durland
-----------------------------
Steve Durland                       Director & Acting
                                    Chief Accounting Officer     April 19, 2005

                          INDEX TO FINANCIAL STATEMENTS




Reports of Independent Registered Public Accounting Firms....................F-2

Balance Sheet................................................................F-4

Statements of Operations.....................................................F-5

Statements of Stockholders' Equity...........................................F-6

Statements of Cash Flows.....................................................F-7

Notes to Financial Statement.................................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Medical Makeover Corporation of America
(A development stage enterprise)
West Palm Beach, Florida


I have audited the accompanying balance sheet of. Medical Makeover Corporation of America, as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America. as of December 31, 2004, and the results of its operations and its cash flows for the year in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



                                                     /s/Lawrence Scharfman, CPA.
                                                        Lawrence Scharfman, CPA.

Boynton Beach, Florida
April 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Medical Makeover Corporation of America
(f/k/a Cactus New Media I, Inc.)
(A development stage enterprise)
West Palm Beach, Florida


We have audited the accompanying balance sheet of. Medical Makeover Corporation of America, (f/k/a Cactus New Media I, Inc.), as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America, (f/k/a Cactus New Media I, Inc.), as of December 31, 2003, and the results of its operations and its cash flows for the year in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.



                                                         /s/Baum & Company, P.A.
                                                            Baum & Company, P.A.

Coral Springs, Florida
January 31, 2004

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                  December 31,


                                                                                        2004                 2003
                                                                                --------------------- -------------------
                       ASSETS
CURRENT ASSETS
  Cash                                                                          $               4,377 $               162
  Accounts receivable                                                                               0                   0
                                                                                --------------------- -------------------
          Total current assets                                                                  4,377                 162
                                                                                --------------------- -------------------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                            20,671                   0
        Less accumulated depreciation                                                          (2,067)                  0
                                                                                --------------------- -------------------
          Net property and equipment                                                           18,604                   0
                                                                                --------------------- -------------------
OTHER ASSETS
  Deposits and prepaid expenses                                                                 6,766                   0
                                                                                --------------------- -------------------
                                                                                                6,766                   0
                                                                                --------------------- -------------------
Total Assets                                                                    $              29,747 $               162
                                                                                ===================== ===================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $              15,868 $                 0
  Accrued liabilities, $0 and $84,701 to related parties                                            0             179,593
  Accrued salaries                                                                              8,934                   0
  Short-term loans                                                                             20,000                   0
  Stockholder loans and accrued interest                                                       82,181                   0
                                                                                --------------------- -------------------
          Total current liabilities                                                           126,983             179,593
                                                                                --------------------- -------------------
Total Liabilities                                                                             126,983             179,593
                                                                                --------------------- -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                      0                   0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      46,996,913 and 1,507,500 issued and outstanding                                           4,700                 151
  Additional paid-in capital                                                                  460,400              28,349
  Deficit accumulated during the development stage                                           (562,336)           (207,931)
                                                                                --------------------- -------------------
          Total stockholders' equity (deficit)                                                (97,236)           (179,431)
                                                                                --------------------- -------------------
Total Liabilities and  Stockholders' Equity (Deficit)                           $              29,747 $               162
                                                                                ===================== ===================



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                             Year ended December 31,


                                                                                                         From
                                                                                                     March 29, 1999
                                                                                                      (Inception)
                                                                                                        through
                                                              2004                2003               Sept 30, 2004
                                                      -------------------- ------------------ ---------------------------

REVENUES                                              $              3,600 $            1,200 $                    40,610
                                                      -------------------- ------------------ ---------------------------

OPERATING EXPENSES:
   General and administrative expenses                             103,056              8,892                     146,717
   Marketing and advertising                                       104,865                  0                     104,865
   Consulting fees                                                  37,000                  0                      38,100
   Professional fees                                                47,868              6,920                     186,448
   Interest to a related party                                       4,926              1,200                      10,526
   Management fees to a related party                               58,223             12,000                     114,223
   Depreciation                                                      2,067                  0                       2,067
                                                      -------------------- ------------------ ---------------------------

          Total expenses                                           358,005             29,012                     602,946
                                                      -------------------- ------------------ ---------------------------

Net income (loss)                                     $           (354,405)$          (27,812)$                  (562,336)
                                                      ==================== ================== ===========================

Income (loss) per weighted average common share       $              (0.01)$            (0.01)
                                                      ==================== ==================

Number of weighted average common shares outstanding
                                                                46,996,913          1,507,500
                                                      ==================== ==================
















     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                    Deficit
                                                                                                  Accumulated         Total
                                                                   Additional        Note          During the      Stockholders'
                                        Number of      Common       Paid-In       Receivable       Development        Equity
                                          Shares        Stock       Capital       Stockholder         Stage          (Deficit)
                                       ------------  ------------ ------------  --------------- ----------------  ---------------
BEGINNING BALANCE, March 29, 1999                 0  $          0 $          0  $             0 $              0  $             0

Shares issued to founders                 1,350,000           135         (135)               0                0                0
Sale of stock for cash                       47,400             5        7,895                0                0            7,900
Shares issued for note receivable           102,600            10       17,000          (17,010)               0                0

Net loss                                          0             0            0                0          (11,839)         (11,839)
                                       ------------  ------------ ------------  --------------- ----------------  ---------------

BALANCE, December 31, 1999                1,500,000           150       24,760          (17,010)         (11,839)          (3,939)

Collection of note receivable                     0             0            0           17,010                0           17,010
Shares issued for services                    7,500             1        2,499                0                0            2,500
Net loss                                          0             0            0                0          (31,995)         (31,995)
                                       ------------  ------------ ------------  --------------- ----------------  ---------------

BALANCE, December 31, 2000                1,507,500           151       27,259                0          (43,834)         (16,424)

Warrants issued to transfer agent                 0             0        1,000                0                0            1,000
Net loss                                          0             0            0                0         (107,990)        (107,990)
                                       ------------  ------------ ------------  --------------- ----------------  ---------------

BALANCE, December 31, 2001                1,507,500           151       28,259                0         (151,824)        (123,414)

Net loss                                          0             0            0                0          (28,295)         (28,295)
                                       ------------  ------------ ------------  --------------- ----------------  ---------------

BALANCE, December 31, 2002                1,507,500           151       28,259                0         (180,119)        (151,709)

Net loss                                          0             0            0                0          (27,812)         (27,812)
                                       ------------  ------------ ------------  --------------- ----------------  ---------------

BALANCE, December 31, 2003                1,507,500           151       28,259                0         (207,931)        (179,521)

Common stock issued for cash             22,900,000         2,290      287,800                0                0          290,090
Shares issued for services                9,390,713           939       55,661                0                0           56,600
Shares contributed back to Company       (9,301,300)         (930)         930                0                0                0
Shares issued for settle debt            22,500,000         2,250       87,750                0                0           90,000
Net loss                                          0             0            0                0         (354,405)        (354,405)
                                       ------------  ------------ ------------  --------------- ----------------  ---------------
ENDING BALANCE, December 31, 2004        46,996,913  $      4,700 $    460,400  $             0 $       (562,336) $       (97,236)
                                       ============  ============ ============  =============== ================  ===============












     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                                                  From
                                                                                                             March 29, 1999
                                                                                                                (Inception)
                                                                                                                  through
                                                                     2004                   2003            September 30, 2004
                                                             ---------------------  --------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $            (354,405) $             (13,690)$            (562,336)
Adjustments to reconcile net loss to net cash used
 by operating activities:
   Stock and warrants issued for services                                   56,690                      0                60,100
   Depreciation                                                              2,067                      0                 2,067
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable                                    0                   (600)                    0
   (Increase) decrease in deposits and prepaid expenses                     (6,766)                     0                (6,766)
   Increase (decrease) in accounts payable                                  15,868                      0                15,868
   Increase (decrease) in accrued liabilities                              (89,683)                14,290                89,838
   Increase (decrease) in accrued interest  -related party                   4,326                      0                 4,326
   Increase (decrease) in accrued salaries                                   8,934                      0                 8,934
                                                             ---------------------  --------------------- ---------------------

Net cash used by operating activities                                     (362,969)                     0              (387,969)
                                                             ---------------------  --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (20,671)                     0               (20,671)
                                                             ---------------------  --------------------- ---------------------

Net cash used by investing activities                                      (20,671)                     0               (20,671)
                                                             ---------------------  --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                     290,000                      0               315,000
Proceeds from third party loan                                              20,000                      0                20,000
Proceeds from stockholders' loans                                           77,855                      0                77,855
                                                             ---------------------  --------------------- ---------------------

Net cash provided by financing activities                                  387,855                      0               412,855
                                                             ---------------------  --------------------- ---------------------

Net increase (decrease) in cash                                              4,215                      0                 4,215
                                                             ---------------------  --------------------- ---------------------

CASH, beginning of period                                                      162                    101                     0
                                                             ---------------------  --------------------- ---------------------

CASH, end of period                                          $               4,377  $                 101 $               4,215
                                                             =====================  ===================== =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                     $              89,583  $                   0
                                                             =====================  =====================








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

(2) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(3) Significant Accounting Policies, (continued)

     c) Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended December 31, 2004 and 2003.

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

(4) Stockholders' Equity (Deficit)

     The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2004, no preferred stock shares were issued and outstanding.

     In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000 and effectuated a 100 for 1 reverse stock split of the Company's common stock. All dollar and share amounts have been adjusted to reflect this split.

     On February 6, 2004, the Company sold 22,500,000 shares of restricted common stock to Gala Enterprises Ltd, a Belize Corporation, for $90,000, which funds were used to pay certain existing accounts payable. On February 8, 2004, the Company issued 9,301,300 of shares of restricted common stock to two officers for compensation with a value of $37,000 and in consideration of such Gala Enterprises Ltd. surrendered to treasury 9,301,300 shares. On February 10, 2004, the Company issued 22,500,000 shares of restricted common stock in

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(4) Stockholders' Equity (Deficit) (Continued)

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

(5) Income Taxes

     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $559,000 expiring in various years from 2019 through 2024. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2004 is 100%.

(6) Related Parties

     a) Office lease: The Company formerly leased its office facility from a company related by virtue of common ownership. Total rent expense to related parties amounted to $0, $120 and $530 for the year ended December 31, 2004 and 2003 and the period from inception (March 29, 1999) through December 31, 2004, respectively.

     b) Management Fees: The Company formerly contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,407, $9,000 and $59,407 for the year ended December 31, 2004 and 2003 and the period from inception (March 29, 1999) through December 31, 2004, respectively. In addition, the Company incurred interest expense amounting to $0, $900 and $5,900 for the year ended December 31, 2004 and 2003 and the period

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(6) Related Parties (Continued)

from inception (March 29, 1999) through December 31, 2004 respectively, for those services. In the year ended December 31, 2004, $0 and $53,000 in management fees were paid to the Company's two officers prior to their entering into employment contracts.

     c) Website fees: The Company formerly earned revenues of $200, $900 and $38,310, and formerly incurred expenses of $, $600 and $32,092 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the year ended December 31, 2004 and 2003 and the period from inception (March 29, 1999) through December 31, 2004, respectively.

     d) Related party notes payable: In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company's two officers. These notes carried an interest rate of 15%. One matures on December 1, 2004, which terms were modified on January 21, 2005, to a) $10,000 payment at signing, b) the execution of a promissory note in the amount $47,750, with an interest rate of 15%, payable monthly for 12 months, c) 6,100,000 shares of the Company are contributed back to the Company and d) the Company issues 89,413 additional shares of restricted common stock earned under the original employment agreement, and the other has been converted to monthly payments over 12 months beginning in November 2004.

(7) Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $562,000 accumulated from March 29, 1999 (Inception) through December 31, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000. Subsequent to year end, the Company raised sufficient capital to allow it to begin to seek acquisition targets in its planned line of business.

(9) Short-term convertible debt

     In December the Company received $20,000 in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(10) Lease commitment

     In May 2004, the Company entered into a leasing agreement for its new office facilities for a term of (36) thirty-six months.

     Minimum annual lease payments under the operating lease obligation are as follows:

               December  2005                     $  23,498
               December  2006                     $  24,648
               December  2007                     $  25,320