Form 10QSB
period 2005-03-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2005-05-24
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: MARCH 31, 2005

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


                                       N/A
                  --------------------------------------------
                            Former Name if Applicable


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of May 1, 2005, there were approximately 46,996,913 shares of the Issuer's common stock, par value $0.0001 per share outstanding.



Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.

                                     INDEX


     PART I. - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures


     PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in securities, use of proceeds and small business issuer of equity securities

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Other information

Item 6. Exhibits and reports on Form 8-K

                         PART I. - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)


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

Consolidated Statements of Stockholders' Equity..............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statement....................................F-6

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet


                                                                                   March 31, 2005     December 31, 2004
                                                                                -------------------- ------------------
                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $                268 $            4,377
  Accounts receivable                                                                              0                  0
                                                                                -------------------- ------------------
          Total current assets                                                                   268              4,377
                                                                                -------------------- ------------------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                           20,671             20,671
        Less accumulated depreciation                                                         (2,756)            (2,067)
                                                                                -------------------- ------------------
          Net property and equipment                                                          17,915             18,604
                                                                                -------------------- ------------------
OTHER ASSETS
  Investment in unconsolidated subsidiary                                                     12,000                  0
  Deposits and prepaid expenses                                                                6,766              6,766
                                                                                -------------------- ------------------
                                                                                              18,766              6,766
                                                                                -------------------- ------------------
Total Assets                                                                    $             36,949 $            4,377
                                                                                ==================== ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $             15,868 $           15,868
  Accrued liabilities                                                                              0                  0
  Accrued salaries                                                                             8,934              8,934
  Short-term loans                                                                           135,000             20,000
  Stockholder loans and accrued interest                                                      58,618             82,181
                                                                                -------------------- ------------------
          Total current liabilities                                                          218,420            126,983
                                                                                -------------------- ------------------
Total Liabilities                                                                            218,420            126,983
                                                                                -------------------- ------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                     0                  0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      46,996,913 issued and outstanding                                                        4,700              4,700
  Additional paid-in capital                                                                 460,400            460,400
  Deficit accumulated during the development stage                                          (646,571)          (562,336)
                                                                                -------------------- ------------------

          Total stockholders' equity (deficit)                                              (181,471)           (97,236)
                                                                                -------------------- ------------------

Total Liabilities and  Stockholders' Equity (Deficit)                           $             36,949 $           29,747
                                                                                ==================== ==================








     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                                   From
                                                                                              March 29, 1999
                                                                                               (Inception)
                                                                                                  through
                                                             2005             2004            March 31, 2005
                                                       ----------------- --------------- ------------------------

REVENUES                                               $           3,601 $           100 $                 44,211
                                                       ----------------- --------------- ------------------------

OPERATING EXPENSES:
   General and administrative expenses                            72,725          37,100                  219,443
   Marketing and advertising                                       2,538               0                  107,403
   Consulting fees                                                 9,500               0                   47,600
   Professional fees                                               1,500           5,000                  187,948
   Interest to a related party                                         0               0                   10,526
   Interest expense                                                  883               0                      883
   Management fees to a related party                                  0             407                  114,223
   Depreciation                                                      689               0                    2,756
                                                       ----------------- --------------- ------------------------

          Total expenses                                          87,835          42,507                  690,782
                                                       ----------------- --------------- ------------------------

Net income (loss)                                      $         (84,234)$       (42,407)$               (646,571)
                                                       ================= =============== ========================

Income (loss) per weighted average common share        $           (0.01)$        (0.01)
                                                       ================= ===============

Number of weighted average common shares outstanding          46,996,913      27,963,500
                                                       ================= ===============























     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                  Deficit
                                                                                                Accumulated       Total
                                                                   Additional       Note         During the   Stockholders'
                                        Number of        Common      Paid-In     Receivable     Development      Equity
                                          Shares          Stock      Capital     Stockholder       Stage        (Deficit)
                                       -------------- ----------- ----------- ---------------  ------------- --------------

BEGINNING BALANCE, March 29, 1999                   0 $         0 $         0 $             0  $           0 $            0

Shares issued to founders                   1,350,000         135        (135)              0              0              0
Sale of stock for cash                         47,400           5       7,895               0              0          7,900
Shares issued for note receivable             102,600          10      17,000         (17,010)             0              0

Net loss                                            0           0           0               0        (11,839)       (11,839)
                                       -------------- ----------- ----------- ---------------  ------------- --------------

BALANCE, December 31, 1999                  1,500,000         150      24,760         (17,010)       (11,839)        (3,939)

Collection of note receivable                       0           0           0          17,010              0         17,010
Shares issued for services                      7,500           1       2,499               0              0          2,500
Net loss                                            0           0           0               0        (31,995)       (31,995)
                                       -------------- ----------- ----------- ---------------  ------------- --------------

BALANCE, December 31, 2000                  1,507,500         151      27,259               0        (43,834)       (16,424)

Warrants issued to transfer agent                   0           0       1,000               0              0          1,000
Net loss                                            0           0           0               0       (107,990)      (107,990)
                                       -------------- ----------- ----------- ---------------  ------------- --------------

BALANCE, December 31, 2001                  1,507,500         151      28,259               0       (151,824)      (123,414)

Net loss                                            0           0           0               0        (28,295)       (28,295)
                                       -------------- ----------- ----------- ---------------  ------------- --------------

BALANCE, December 31, 2002                  1,507,500         151      28,259               0       (180,119)      (151,709)

Net loss                                            0           0           0               0        (27,812)       (27,812)
                                       -------------- ----------- ----------- ---------------  ------------- --------------

BALANCE, December 31, 2003                  1,507,500         151      28,259               0       (207,931)      (179,521)

Common stock issued for cash               22,900,000       2,290     287,800               0              0        290,090
Shares issued for services                  9,390,713         939      55,661               0              0         56,600
Shares contributed back to Company         (9,301,300)       (930)        930               0              0              0
Shares issued for settle debt              22,500,000       2,250      87,750               0              0         90,000
Net loss                                            0           0           0               0       (354,405)      (354,405)
                                       -------------- ----------- ----------- ---------------  ------------- --------------
BALANCE, December 31, 2004                 46,996,913       4,700     460,400               0       (562,336)       (97,236)
Net loss                                            0           0           0               0        (84,234)       (84,234)
                                       -------------- ----------- ----------- ---------------  ------------- --------------
ENDING BALANCE, March 31, 2005
(unaudited)                                46,996,913 $     4,700 $   460,400 $             0  $    (646,570)$     (181,470)
                                       ============== =========== =========== ===============  ============= ==============










     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                               From
                                                                                                          March 29, 1999
                                                                                                            (Inception)
                                                                                                              through
                                                                           2005                2004       March 31, 2005
                                                                  ------------------  ------------------ ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $          (84,234) $          (42,407)$         (646,571)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                                     0              37,000             60,100
        Depreciation                                                             689                   0              2,756
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                                 0                   0                  0
        (Increase) decrease in deposits and prepaid expenses                       0                   0             (6,766)
        Increase (decrease) in accounts payable                                    0                   0             15,868
        Increase (decrease) in accrued liabilities                                 0            (174,593)            89,838
        Increase (decrease) in accrued interest  -related party                    0                   0              4,326
        Increase (decrease) in accrued interest                                  882                   0                882
        Increase (decrease) in accrued salaries                                    0                   0              8,934
                                                                  ------------------  ------------------ ------------------

Net cash used by operating activities                                        (82,663)           (180,000)          (470,633)
                                                                  ------------------  ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary                                 (12,000)                  0            (12,000)
     Purchase of property and equipment                                            0                   0            (20,671)
                                                                  ------------------  ------------------ ------------------

Net cash used by investing activities                                        (12,000)                  0            (32,671)
                                                                  ------------------  ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                             0             180,000            315,000
Proceeds from third party loan                                               115,000                   0            135,000
Payments on stockholders' loans                                              (24,446)                  0            (24,446)
Proceeds from stockholders' loans                                                  0                   0             78,018
                                                                  ------------------  ------------------ ------------------

Net cash provided by financing activities                                     90,554             180,000            503,572
                                                                  ------------------  ------------------ ------------------

Net increase (decrease) in cash                                               (4,109)                  0                268
                                                                  ------------------  ------------------ ------------------

CASH, beginning of period                                                      4,377                 101                  0
                                                                  ------------------  ------------------ ------------------

CASH, end of period                                               $              268  $              101 $              268
                                                                  ==================  ================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                          $                0  $                0
                                                                  ==================  ==================




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                  (Information with regard to the three months
                  ended March 31, 2005 and 2004 is unaudited)


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

     e) Interim financial information: The financial statements for the three months ended March 31, 2005 and 2004, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $646,600 expiring in various years from 2019 through 2025. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2005 is 100%.

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

     b) Management Fees: The Company formerly contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,407, $9,000 and $59,407 for the year ended December 31, 2004 and 2003 and the period from inception (March 29, 1999) through December 31, 2004, respectively. In addition, the Company incurred interest expense amounting to $0, $900 and $5,900 for the year ended December 31, 2004 and 2003 and the period from inception (March 29, 1999) through December 31, 2004 respectively, for those services. In the year ended December 31, 2004, $0 and $53,000 in management fees were paid to the Company's two officers prior to their entering into employment contracts.

     c) Website fees: The Company formerly earned revenues of $200, $900 and $38,310, and formerly incurred expenses of $, $600 and $32,092 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the year ended December 31, 2004 and 2003 and the period from inception (March 29, 1999) through December 31, 2004, respectively.

     d) Related party notes payable: In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company's two officers. These notes carried an interest rate of 15%. One matures on December 1, 2004, which terms were modified on January 21, 2005, to a) $10,000 payment at signing, b) the execution of a promissory note in the amount $47,750, with an interest rate of 15%, payable monthly for 12 months, c) 6,100,000 shares of the Company are contributed back to the Company and d) the Company issues 89,413 additional shares of restricted common stock earned under the original employment agreement, and the other has been converted to monthly payments over 12 months beginning in November 2004. Payments amounting to $24,400 were made on these notes in the first quarter of 2005.

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $646,600 accumulated from March 29, 1999 (Inception) through March 31, 2005. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000. Subsequent to year end, the Company raised sufficient capital to allow it to begin to seek acquisition targets in its planned line of business.

(8) Short-term convertible debt

In December the Company received $20,000 and $115,000 in the first quarter 2005 in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(9) Lease commitment

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

FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004

Results of operations

     For the quarter ended March 31, 2005, we experienced significant changes in our operating activities, primarily expenses and had no significant operations for the quarter.

Net Operating Revenues

     There was minimal operating revenue of $3,600 for the quarter ended March 31, 2005, and only minimal revenue for the quarter ended March 31, 2004.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended March 31, 2005 included $72,700 in general and administrative expenses. For the quarter ended March 31, 2004, the significant operating expenses included $37,100 in general and administrative expenses.

Liquidity and Capital Resources

     For the quarter ended March 31, 2005, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements.

     As of March 31, 2005, the Company had cash of $268. The Company's total assets increased from $29,747 as of December 31, 2004 to $36,949. This increase is attributable to the investment in unconsolidated subsidiary. Total liabilities increased from $126,983 to $218,420. This increase is attributable to borrowing an additional $120,000. As of September 30, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

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

Outlook

     We are currently targeting the initiation of operations during May 2005. This is consistent with our current longer-term outlook of maintaining expense controls while opening markets allowing us to achieve profitability very quickly. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to our ability to successfully market and generate patient volume, the Company's ability to maintain contracts with physicians and other medical providers at favorable rates, and any lawsuits that may arise in the course of doing business. We undertake no duty to update these projections, whether due to changes in current or expected trends, or underlying market conditions


Item 3 - Controls and Procedures

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

None


Item 6   Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
Number    Description
--------  -----------------------


31.1  *   Certification  of the Chief  Executive  Officer,  pursuant  to  Rule
          13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2  *   Certification  of  the  Chief  Financial  Officer,  pursuant  to  Rule
          13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1  *   Certification  of the Chief Executive  Officer,  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  *   Certification  of the Chief Financial  Officer,  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------
*     Filed herewith.


     (b) Reports on Form 8-K. The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     On January 7, 2005, we filed a Current Report on Form 8-K dated January 3, 2005 disclosing that Kaufman, Rossin, & Co. had resigned as its independent auditors.

     On January 14, 2005, we filed a Current Report on Form 8-K dated January 14, 2005 disclosing that the Company had engaged DeMeo, Young, McGrath as its independent auditors.

     On January 26, 2005, we filed a Current Report on Form 8-K dated January 21, 2005 disclosing the resignation of Director and President - Leonard Weinstein, PhD, the appointment of Randy Baker as the President and CEO and Harry Glenn, MD as the COO and Chief Medical Officer.

     On February 28, 2005, we filed a Current Report on Form 8-K dated February 28, 2005 disclosing that the Company entered into an agreement to acquire Garden of Eden Skin Care, Inc.

     On March 14, 2005, we filed a Current Report on Form 8-K dated March 14, 2005 disclosing the resignation of Harry Glenn, MD as the COO and Chief Medical Officer.

     On April 6, 2005, we filed a Current Report on Form 8-K dated March 31, 2005 disclosing that the Company entered into an agreement to acquire R&I Salon, Inc. and the appointment of John Moore as Vice President and COO.

     On April 18, 2005, we filed a Current Report on Form 8-K dated April 12, 2005 disclosing that the Company entered into an agreement to acquire Skin Care Center, Inc. and the Company dismissed DeMeo, Young, McGrath as its independent auditors and engaged Lawrence Scharfman, CPA as its independent auditor.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    MEDICAL MAKEOVER CORPORATION OF AMERICA



By:   /s/ Stephen H Durland
---------------------------------
Stephen H. Durland
Acting Chief Executive Officer,
and Director

Date: May 23, 2005








--------------------------------
*    Stephen H.  Durland has signed both on behalf of the  registrant  as a duly
     authorized  acting  officer  and  as  the  Registrant's   acting  principal
     accounting officer.