Form 10QSB
period 2005-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2005-08-17
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                              For the Quarter Ended
                                  June 30, 2005
 (Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-11596


                     MEDICAL MAKEOVER CORPORATION OF AMERICA
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                             20-0799349
----------------------------                            -------------------
(State or other jurisdiction                            (IRS Employer
 of incorporation)                                      Identification No.)


500 Australian Avenue South, Suite 619
West Palm Beach, Florida                                        33401
----------------------------------------                -------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code: (561) 651-4146


                                      N/A
          -------------------------------------------------------------
          (Former name or former address, if changes since last report)


Copies to:                Newman, Pollock & Klein, LLP
                          2424 N. Federal Highway, Suite 411
                          Boca Raton, FL 33431
                          (561) 393 6168

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



As of June 30, 2005, there were approximately 52,423,497 shares of the Issuer's common stock, par value $0.0001 per share outstanding.



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

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. - FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements (Unaudited)


                          INDEX TO FINANCIAL STATEMENTS




Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statement of Stockholders' Equity............................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                     Medical Makeover Corporation of America
                           Consolidated Balance Sheet

                                                                                   June 30, 2005     December 31, 2004
                                                                                ------------------- ------------------
                                                                                 (unaudited)
                                ASSETS
CURRENT ASSETS
  Cash                                                                          $                 0 $            4,377
 Inventory                                                                                   44,736                  0
                                                                                ------------------- ------------------
          Total current assets                                                               44,736              4,377
                                                                                ------------------- ------------------

PROPERTY AND EQUIPMENT
  Leasehold improvements                                                                     13,615                  0
  Furniture, fixtures and equipment                                                         160,764             20,671
  Vehicles                                                                                   53,950                  0
        Less accumulated depreciation                                                       (34,103)            (2,067)
                                                                                ------------------- ------------------
          Net property and equipment                                                        194,226             18,604
                                                                                ------------------- ------------------

OTHER ASSETS
  Goodwill                                                                                  408,992                  0
  Deposits and prepaid expenses                                                              16,096              6,766
                                                                                ------------------- ------------------
                                                                                            425,088              6,766
                                                                                ------------------- ------------------
Total Assets                                                                    $           664,050 $            4,377
                                                                                =================== ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                                                $             9,440 $                0
  Accounts payable                                                                           33,364             15,868
  Accrued liabilities                                                                       148,526              8,934
  Bank loan payable                                                                          42,524                  0
  Short-term loans                                                                          407,500             20,000
  Lease payable                                                                              41,754                  0
  Stockholder loans and accrued interest                                                    224,692             82,181
                                                                                ------------------- ------------------
          Total current liabilities                                                         907,800            126,983
                                                                                ------------------- ------------------
Total Liabilities                                                                           907,800            126,983
                                                                                ------------------- ------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                    0                  0
  Common stock, $0.0001 par value, authorized 10,000,000,000 shares;
      52,242,497 issued and outstanding                                                       5,242              4,700
  Additional paid-in capital                                                                793,119            460,400
  Deficit accumulated during the development stage                                       (1,042,111)          (562,336)
                                                                                ------------------- ------------------
          Total stockholders' equity (deficit)                                             (243,750)           (97,236)
                                                                                ------------------- ------------------
Total Liabilities and  Stockholders' Equity (Deficit)                           $           664,050 $           29,747
                                                                                =================== ==================


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                            Statements of Operations
                                   (Unaudited)



                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                        June 30,
                                                          -----------------------------   -----------------------------
                                                             2005             2004           2005             2004
                                                          -------------- --------------   -------------- --------------

REVENUES                                                  $      349,375 $            0   $      352,976 $          200

COST OF SALES                                                     55,067              0           55,067              0
                                                          -------------- --------------   -------------- --------------

    GROSS MARGIN                                                 294,308              0          297,909            200

OPERATING EXPENSES:
   General and administrative expenses                           139,843         28,619          212,568         28,719
   Salaries                                                      603,421              0          603,421              0
   Marketing and advertising                                       9,196        101,426           11,734        101,426
   Consulting fees                                                98,435              0          107,935         37,000
   Professional fees                                              19,688         42,868           21,188         47,868
   Interest expense                                                  883              0              883              0
   Management fees to a related party                                  0         52,216                0         52,623
   Depreciation                                                   11,374            689           12,063            689
                                                          -------------- --------------   -------------- --------------

          Total expenses                                         882,840        225,818          969,792        268,325
                                                          -------------- --------------   -------------- --------------

Net income (loss)                                         $     (533,465)$     (225,818)  $     (616,816)$     (268,125)
                                                          ============== ==============   ============== ==============

Income (loss) per weighted average common share           $       (0.01) $      (0.01)    $        (0.01)$       (0.01)
                                                          ============== ==============   ============== ==============

Number of weighted average common shares outstanding          52,351,702     46,766,841       51,674,694     46,766,841
                                                          ============== ==============   ============== ==============










     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                  Statements of Stockholders' Equity (Deficit)


                                                                                                  Deficit
                                                                                                Accumulated       Total
                                                                     Additional     Note         During the   Stockholders'
                                                Number of    Common   Paid-In    Receivable     Development      Equity
                                                  Shares      Stock    Capital   Stockholder       Stage        (Deficit)
                                              ------------ --------- ---------- -------------  ------------- --------------
BEGINNING BALANCE, March 29, 1999                        0 $       0 $        0 $           0  $           0 $            0

Shares issued to founders                        1,350,000       135       (135)            0              0              0
Sale of stock for cash                              47,400         5      7,895             0              0          7,900
Shares issued for note receivable                  102,600        10     17,000       (17,010)             0              0

Net loss                                                 0         0          0             0        (11,839)       (11,839)
                                              ------------ --------- ---------- -------------  ------------- --------------

BALANCE, December 31, 1999                       1,500,000       150     24,760       (17,010)       (11,839)        (3,939)

Collection of note receivable                            0         0          0        17,010              0         17,010
Shares issued for services                           7,500         1      2,499             0              0          2,500
Net loss                                                 0         0          0             0        (31,995)       (31,995)
                                              ------------ --------- ---------- -------------  ------------- --------------

BALANCE, December 31, 2000                       1,507,500       151     27,259             0        (43,834)       (16,424)

Warrants issued to transfer agent                        0         0      1,000             0              0          1,000
Net loss                                                 0         0          0             0       (107,990)      (107,990)
                                              ------------ --------- ---------- -------------  ------------- --------------

BALANCE, December 31, 2001                       1,507,500       151     28,259             0       (151,824)      (123,414)

Net loss                                                 0         0          0             0        (28,295)       (28,295)
                                              ------------ --------- ---------- -------------  ------------- --------------

BALANCE, December 31, 2002                       1,507,500       151     28,259             0       (180,119)       (151,709)

Net loss                                                 0         0          0             0        (27,812)       (27,812)
                                              ------------ --------- ---------- -------------  ------------- --------------

BALANCE, December 31, 2003                       1,507,500       151     28,259             0       (207,931)      (179,521)

Common stock issued for cash                    22,900,000     2,290    287,800             0              0        290,090
Shares issued for services                       9,390,713       939     55,661             0              0         56,600
Shares contributed back to Company              (9,301,300)     (930)       930             0              0              0
Shares issued for settle debt                   22,500,000     2,250     87,750             0              0         90,000
Net loss                                                 0         0          0             0       (354,405)      (354,405)
                                              ------------ --------- ---------- -------------  ------------- --------------
BALANCE, December 31, 2004                      46,996,913     4,700    460,400             0       (562,336)       (97,236)
Shares issued for services                       3,993,250       399    239,196             0              0        239,595
Shares issued for acquisitions                   1,433,334       143     93,523             0        137,041        230,707
Net loss                                                 0         0          0             0       (616,816)      (616,816)
                                              ------------ --------- ---------- -------------  ------------- --------------
ENDING BALANCE, June 30, 2005
(unaudited)                                     52,423,497 $   5,242 $  793,119 $           0  $  (1,042,111)$     (243,750)
                                              ============ ========= ========== =============  ============= ==============




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                            Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                                      2005                2004
                                                                                -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $        (616,816) $         (268,125)
Adjustments to reconcile net loss to net cash used by operating activities:
        Stock issued for services                                                         239,595              37,090
        Depreciation                                                                       12,063                 689
Changes in operating assets and liabilities
        (Increase) decrease in inventory                                                   23,390                   0
        (Increase) decrease in deposits and prepaid expenses                                3,329              (6,766)
        Increase (decrease) in accounts payable                                            17,495              12,053
        Increase (decrease) in accrued liabilities                                        130,658             (89,683)
        Increase (decrease) in accrued interest                                               882                   0
        Increase (decrease) in accrued salaries                                                 0               8,934
                                                                                -----------------  ------------------
Net cash used by operating activities                                                    (189,404)           (305,808)
                                                                                -----------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net liabilities acquired                                                            (195,365)                  0
     Purchase of property and equipment                                                   (17,648)            (20,671)
                                                                                -----------------  ------------------
Net cash used by investing activities                                                    (213,013)            (20,671)
                                                                                -----------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                          0             290,000
Proceeds from third party loan                                                            385,000                   0
Payments on third party loans                                                             (12,334)                  0
Payments on stockholders' loans                                                           (35,500)                  0
Proceeds from stockholders' loans                                                          51,434              50,000
                                                                                -----------------  ------------------
Net cash provided by financing activities                                                 388,600             340,000
                                                                                -----------------  ------------------
Net increase (decrease) in cash                                                           (13,817)             13,521
                                                                                -----------------  ------------------

CASH, beginning of period                                                                   4,377                 162
                                                                                -----------------  ------------------

CASH, end of period                                                             $          (9,440) $           13,683
                                                                                =================  ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $             883  $                0
                                                                                =================  ==================
Non-Cash Financing Activities:
  144 common stock issued to retire debt                                        $               0  $           89,583
                                                                                =================  ==================



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months ended June 30, 2005 and 2004 is unaudited)

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

                     Medical Makeover Corporation of America
                   Notes to Consolidated Financial Statements

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

     e) Interim financial information: The financial statements for the six months ended June 30, 2005 and 2004, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

     In April 2005, the Company issued 1,433,334 shares of restricted common stock in conjunction to the cash payments for the purchase of R&I Salon, Inc. and Aventura Electrolysis and Skin Care Center, Inc. These shares were valued at $93,666, or approximately $0.065 per share. In June 2005, the Company issued 3,993,250 shares of restricted common stock to the Company's President for services rendered over the prior six months, in accordance with his employment agreement. These shares were valued at $239,595, or $0.06 per share.

(5)  Income Taxes

     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $646,600 expiring in various years from 2019 through 2025. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion

                     Medical Makeover Corporation of America
                   Notes to Consolidated Financial Statements

(5)  Income Taxes, continued

of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at June 30, 2005 is 100%.

(6)  Related Parties

     a) Office lease: The Company formerly leased its office facility from a company related by virtue of common ownership. Total rent expense to related parties amounted to $0 and $120 for the year ended December 31, 2004 and 2003, respectively.

     b) Management Fees: The Company formerly contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,407 and $9,000 for the year ended December 31, 2004 and 2003, respectively. In addition, the Company incurred interest expense amounting to $0 and $900 for the year ended December 31, 2004 and 2003, respectively, for those services. In the year ended December 31, 2004, $0 and $53,000 in management fees were paid to the Company's two officers prior to their entering into employment contracts.

     c) Website fees: The Company formerly earned revenues of $200 and $900, and formerly incurred expenses of $200 and $600 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the year ended December 31, 2004 and 2003, respectively.

     d) Related party notes payable: In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company's two officers. These notes carried an interest rate of 15%. One matured on December 1, 2004, which terms were modified on January 21, 2005, to a) $10,000 payment at signing, b) the execution of a promissory note in the amount $47,750, with an interest rate of 15%, payable monthly for 12 months, c) 6,100,000 shares of the Company are contributed back to the Company and d) the Company issues 89,413 additional shares of restricted common stock earned under the original employment agreement, and the other has been converted to monthly payments over 12 months beginning in November 2004. Payments amounting to $35,500 were made on these notes in the first half-year of 2005.

(7)  Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $646,600 accumulated from March 29, 1999 (Inception) through March 31, 2005. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000. In April 2005, the Company acquired two companies within its business plan parameters and combined these businesses in a single location.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(8)  Short-term convertible debt

     In December the Company received $20,000 and $115,000 in the first quarter 2005 in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate.

     In June the Company received a $250,000 convertible loan from a third party. This loan matures in six months and carries a 10% interest rate.

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

FOR THE THREE MONTHS ENDED June 30, 2005 AND 2004

Results of operations

     For the quarter ended June 30, 2005, we experienced significant changes in our operating activities, primarily as a result of our acquisition of two operating businesses, (R&I Salon & Aventura Electrolysis & Skin Care), in April. Our loss for the quarter, $533,500 was significantly larger than we expected as a norm due to the non-recurring issuance of shares to our President valued at $239,600 and certain transitional expenses relating to the acquisitions. Our loss for the same quarter in 2004 was $225,800, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $349,400 and $0 for the quarter ended June 30, 2005, and 2004, respectively.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended June 30, 2005 included $139,800 in general and administrative expenses, $603,400 in salaries, (including the aforementioned $239,600 in stock issued to our President) and professional fees of $98,400. For the quarter ended June 30, 2004, the significant operating expenses included $101,400 in marketing expenses.

Liquidity and Capital Resources

     For the quarter ended June 30, 2005, the Company generated negative cash flow from operations, which again is not our expected norm. This was caused by certain transitional expenses relating to the acquisitions. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the Quarter ended June 30, 2004.

     As of June 30, 2005, the Company had a cash overdraft of $9,400. The Company's total assets increased from $29,747 as of December 31, 2004 to $664,000. This increase is attributable to the acquisitions. Total liabilities increased from $126,983 to $907,800. This increase is attributable to the acquisitions and borrowing an additional $385,000. As of June 30, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

FOR THE SIX MONTHS ENDED June 30, 2005 AND 2004

Results of operations

     For the six months ended June 30, 2005, we experienced significant changes in our operating activities, primarily as a result of our acquisition of two operating businesses, (R&I Salon & Aventura Electrolysis & Skin Care), in April. Our loss for the quarter, $616,800 was significantly larger than we expected as a norm due to the non-recurring issuance of shares to our President valued at $239,600 and certain transitional expenses relating to the acquisitions. Our loss for the same period in 2004 was $268,100, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $353,000 and $200 for the six months ended June 30, 2005, and 2004, respectively.

Operating Expenses and Charges

     The significant operating expenses for the six months ended June 30, 2005 included $212,600 in general and administrative expenses, $603,400 in salaries, (including the aforementioned $239,600 in stock issued to our President) and professional fees of $107,900. For the same period 2004, the significant operating expenses included $101,400 in marketing expenses.

Liquidity and Capital Resources

     For the six months ended June 30, 2005, the Company generated negative cash flow from operations, which again is not our expected norm. This was caused by certain transitional expenses relating to the acquisitions. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the Quarter ended June 30, 2004.

     As of June 30, 2005, the Company had a cash overdraft of $9,400. The Company's total assets increased from $29,747 as of December 31, 2004 to $664,000. This increase is attributable to the acquisitions. Total liabilities increased from $126,983 to $907,800. This increase is attributable to the acquisitions and borrowing an additional $385,000. As of June 30, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

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

Outlook

     We acquired two companies in the projected line of business as the initiation of operations during April 2005. This is consistent with our current longer-term outlook of maintaining expense controls while opening markets allowing us to achieve profitability very quickly. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to our ability to successfully market and generate patient volume, the Company's ability to maintain contracts with physicians and other medical providers at favorable rates, and any lawsuits that may arise in the course of doing business. We undertake no duty to update these projections, whether due to changes in current or expected trends, or underlying market conditions

Item 3 - Controls and Procedures

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

     "As of the end of the period  covered  by this  Report,  management  of the
Company,  with  the  participation  of the  Company's  Chief  Executive  Officer
(principal executive officer) and the Company's Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective.

     During the quarter ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting."



                                     PART II
                                OTHER INFORMATION


Item 1 - Legal Proceedings

There are no pending or anticipated legal proceedings


Item 2 - Changes in securities, use of proceeds and small business issuer of equity securities

None


Item 3 - Defaults upon senior securities

None


Item 4 - Submission of matters to a vote of security holders

None


Item 5 - Other information

None


Item 6 - Exhibits and reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1  *   Certification  of the Chief  Executive  Officer,  dated May 14,  2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2  *   Certification  of the Acting Chief  Financial  Officer,  dated May 14,
          2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification Chief Executive Officer, dated May 14, 2005, pursuant to
          Section 906 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification  Acting  Chief  Financial  Officer,  dated May 14, 2005, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

------------
*     Filed herewith.


     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

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


Medical Makeover Corporation of America

Date: August 16, 2005           /s/ Stephen H. Durland
                                -------------------------
                                Stephen H Durland
                                Acting Chief Executive Officer,
                                and Director*



---------------------------
*    Stephen H.  Durland has signed both on behalf of the  registrant  as a duly
     authorized  acting  officer  and  as  the  Registrant's   acting  principal
     accounting officer.