Form 10KSB/A
period 2004-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2005-08-31
CIK 1083944

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

Transfer Agent

     Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321. Their telephone number is (954) 272-9294.


     (b) Holders. As of April 19, 2005, there were approximately one hundred six
(106) holders of record of our common stock, which excludes those shareholders holding stock in street name. .


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

Going Concern
     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $562,336 and a working capital deficiency of $122,606 at December 31, 2004 and net losses from operations of $354,505 and $27,812, respectively, for the years ended December 31, 2004 and 2003. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     See the Form 8-K filed on April 18, 2005 regarding the change in accountants from DeMeo Young McGrath, P.A. to Lawrence Scharfman, CPA.

Item 8A. Controls And Procedures

(a) Disclosure Controls and Procedures:

     As of the end of the period, (December 31, 2004), of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

     John Moore is the Vice-President and Chief Operating Officer of Medical Makeover Corporation of America. After receiving his degree from McNeese State University, Mr. Moore pursued a diverse business career including accepting the position of Chief Operating Officer of the company responsible for operating the spas, salons and fitness centers at Walt Disney World in March of 1998. In March 2001, Mr. Moore left this position to open his own company and acquired 2 spas, which he later sold. He also operated a spa consulting company advising new and existing spas in all aspects of spa operation. In addition to his spa and consulting business in 2001 he accepted a position with an international skin care company to develop their Southeast and Caribbean territory. In 2004, he became the United States distributor for another international skin care company and in addition to his other duties developed a national product distribution in the exclusive spas.

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


Item 10. Executive Compensation

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2004, 2003, 2002 and 2001 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

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

** The Company accrued the following for Mr. Weinstein: $34,892.28 of his salary, $2,400 car allowance, $2,500 for past board of directors fee. In the third quarter the Company issued 89,413 shares of restricted common stock to Mr. Weinstein pursuant to his employment agreement. These shares were for services valued at $19,600, with the weighted average of $0.219 per share. In September 2004, the Company reached an agreement with Mr. Weinstein whereby he will return 6,210,000 of his 6,900,000 shares upon the terms of the Settlement Agreement being fully satisfied.

*** On October 1, 2004, the Company reached an agreement with Mr. Birch, whereby he will return 2,151,300 of his 2,401,300 shares upon being paid in full $34,419, representing his accrued compensation and a note payable.

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

Date: August 17, 2005

                        By: /s/ Randy Baker
                        --------------------------------
                         Randy Baker, President and CEO


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                           Date

/s/ Randy Baker
-----------------------------
Randy Baker                         CEO & President              August 17, 2005

/s/ Steve Durland
-----------------------------
Steve Durland                       Director & Acting
                                    Chief Accounting Officer     August 17, 2005

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

Statements of Cash Flows.....................................................F-7

Notes to Financial Statement.................................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Medical Makeover Corporation of America
(A development stage enterprise)
West Palm Beach, Florida

I have audited the accompanying balance sheet of. Medical Makeover Corporation of America, as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year in the period ended December 31, 2004 and from March 29, 1999, (Inception), through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America. as of December 31, 2004, and the results of its operations and its cash flows for the year in the period ended December 31, 2004 and from March 29, 1999, (Inception), through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

We have audited the accompanying balance sheet of. Medical Makeover Corporation of America, (f/k/a Cactus New Media I, Inc.), as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year in the period ended December 31, 2003 and from March 29, 1999, (Inception), through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America, (f/k/a Cactus New Media I, Inc.), as of December 31, 2003, and the results of its operations and its cash flows for the year in the period ended December 31, 2003 and from March 29, 1999, (Inception), through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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
                                                                                ===================== ===================



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                             Year ended December 31,


                                                                                                         From
                                                                                                     March 29, 1999
                                                                                                      (Inception)
                                                                                                        through
                                                              2004                2003            December 31, 2004
                                                      -------------------- ------------------ ---------------------------


REVENUES                                              $              3,600 $            1,200 $                    40,610
                                                      -------------------- ------------------ ---------------------------

OPERATING EXPENSES:
   General and administrative expenses                             103,056              8,892                     146,717
   Marketing and advertising                                       104,865                  0                     104,865
   Consulting fees                                                  37,000                  0                      38,100
   Professional fees                                                47,868              6,920                     186,448
   Interest to a related party                                       4,926              1,200                      10,526
   Management fees to a related party                               58,223             12,000                     114,223
   Depreciation                                                      2,067                  0                       2,067
                                                      -------------------- ------------------ ---------------------------

          Total expenses                                           358,005             29,012                     602,946
                                                      -------------------- ------------------ ---------------------------

Net income (loss)                                     $           (354,405)$          (27,812)$                  (562,336)
                                                      ==================== ================== ===========================

Income (loss) per weighted average common share       $              (0.01)$            (0.01)
                                                      ==================== ==================

Number of weighted average common shares outstanding
                                                                46,996,913          1,507,500
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
                                       ============  ============ ============  =============== ================  ===============












     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                                                  From
                                                                                                             March 29, 1999
                                                                                                                (Inception)
                                                                                                                  through
                                                                     2004                   2003            December 31, 2004
                                                             ---------------------  --------------------- ---------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $            (354,405) $             (13,690)$            (562,336)
Adjustments to reconcile net loss to net cash used
 by operating activities:
   Stock and warrants issued for services                                   56,690                      0                60,100
   Depreciation                                                              2,067                      0                 2,067
Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable                                    0                   (600)                    0
   (Increase) decrease in deposits and prepaid expenses                     (6,766)                     0                (6,766)
   Increase (decrease) in accounts payable                                  15,868                      0                15,868
   Increase (decrease) in accrued liabilities                              (89,683)                14,290                89,838
   Increase (decrease) in accrued interest  -related party                   4,326                      0                 4,326
   Increase (decrease) in accrued salaries                                   8,934                      0                 8,934
                                                             ---------------------  --------------------- ---------------------

Net cash used by operating activities                                     (362,969)                     0              (387,969)
                                                             ---------------------  --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (20,671)                     0               (20,671)
                                                             ---------------------  --------------------- ---------------------

Net cash used by investing activities                                      (20,671)                     0               (20,671)
                                                             ---------------------  --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                     290,000                      0               315,000
Proceeds from third party loan                                              20,000                      0                20,000
Proceeds from stockholders' loans                                           77,855                      0                77,855
                                                             ---------------------  --------------------- ---------------------

Net cash provided by financing activities                                  387,855                      0               412,855
                                                             ---------------------  --------------------- ---------------------

Net increase (decrease) in cash                                              4,215                      0                 4,215
                                                             ---------------------  --------------------- ---------------------

CASH, beginning of period                                                      162                    101                     0
                                                             ---------------------  --------------------- ---------------------

CASH, end of period                                          $               4,377  $                 101 $               4,215
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

     On February 6, 2004, the Company sold 22,500,000 shares of restricted common stock to Gala Enterprises Ltd, a Belize Corporation, for $90,000, which funds were used to pay certain existing accounts payable. On February 8, 2004, the Company issued 9,301,300 of shares of restricted common stock to two officers for compensation with a value of $37,000 and in consideration of such

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(4) Stockholders' Equity (Deficit), (continued)

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

     b) Management Fees: The Company formerly contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,407, $9,000 and $59,407 for the year ended December 31, 2004 and 2003 and the period from inception (March 29, 1999) through December 31, 2004,

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(6) Related Parties, (continued)

respectively. In addition, the Company incurred interest expense amounting to $0, $900 and $5,900 for the year ended December 31, 2004 and 2003 and the period from inception (March 29, 1999) through December 31, 2004 respectively, for those services. In the year ended December 31, 2004, $0 and $53,000 in management fees were paid to the Company's two officers prior to their entering into employment contracts.

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

(7) Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $562,000 accumulated from March 29, 1999 (Inception) through December 31, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,00. Subsequent to year end, the Company raised sufficient capital to allow it to begin to seek acquisition targets in its planned line of business.

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