Form 10QSB
period 2005-09-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2005-12-13
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission File Number: 0-11596

                     MEDICAL MAKEOVER CORPORATION OF AMERICA
                 -----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                     500 Australian Avenue South, Suite 619
                         West Palm Beach, Florida 33401
                         Telephone number (561) 651-4146
            -------------------------------------------------------
             (Address and Telephone of principal executive offices)

     Delaware                                               20-0799349
-------------------------------                 --------------------------------
(State of incorporation)                          (I.R.S. Employer ID Number)

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

     As of September 30, 2005, there were approximately 51,592,418 shares of the Issuer's common stock, par value $0.0001 per share outstanding.



Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.

                                     INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures

Exhibits



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

Item 1   Financial Statements (Unaudited)



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

Statement of Stockholders' Equity............................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                     Medical Makeover Corporation of America
                           Consolidated Balance Sheet


                                                                                 September 30, 2005    December 31, 2004
                                                                                --------------------- -------------------
                                                                                    (unaudited)
                                ASSETS
CURRENT ASSETS
  Cash                                                                          $                 313 $             4,377
 Inventory                                                                                          0                   0
                                                                                --------------------- -------------------
          Total current assets                                                                    313               4,377
                                                                                --------------------- -------------------
PROPERTY AND EQUIPMENT
  Leasehold improvements                                                                            0                   0
  Furniture, fixtures and equipment                                                                 0              20,671
  Vehicles                                                                                          0                   0
        Less accumulated depreciation                                                               0              (2,067)
                                                                                --------------------- -------------------
          Net property and equipment                                                                0              18,604
                                                                                --------------------- -------------------
OTHER ASSETS
  Goodwill                                                                                          0                   0
  Deposits and prepaid expenses                                                                     0               6,766
                                                                                --------------------- -------------------
                                                                                                    0               6,766
                                                                                --------------------- -------------------
Total Assets                                                                    $                 313 $            29,747
                                                                                ===================== ===================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $              18,869 $            15,868
  Accrued liabilities                                                                          59,592               8,934
  Short-term loans                                                                            405,000              20,000
  Stockholder loans and accrued interest                                                       46,681              82,181
                                                                                --------------------- -------------------
          Total current liabilities                                                           530,142             126,983
                                                                                --------------------- -------------------
Total Liabilities                                                                             530,142             126,983
                                                                                --------------------- -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                      0                   0
  Common stock, $0.0001 par value, authorized 10,000,000,000 shares;
      51,592,418 and 46,996,913 issued and outstanding                                          5,159               4,700
  Additional paid-in capital                                                                  717,603             460,400
  Deficit accumulated during the development stage                                         (1,252,591)           (562,336)
                                                                                --------------------- -------------------
          Total stockholders' equity (deficit)                                               (529,829)            (97,236)
                                                                                --------------------- -------------------
Total Liabilities and  Stockholders' Equity (Deficit)                           $                 313 $            29,747
                                                                                ===================== ===================





     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                            Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                       --------------------------------   --------------------------------
                                                             2005             2004              2005             2004
                                                       ----------------- --------------   ----------------- --------------

REVENUES                                               $               0 $        3,400   $           3,777 $        3,600

COST OF SALES                                                          0              0               4,163              0
                                                       ----------------- --------------   ----------------- --------------

    GROSS MARGIN                                                       0          3,400                (386)         3,600

OPERATING EXPENSES:
   General and administrative expenses                            11,843         74,095              81,523        102,914
   Salaries                                                        4,853              0             339,993              0
   Marketing and advertising                                           0          3,439               9,288        104,865
   Consulting fees                                                19,068              0             126,003         37,000
   Professional fees                                                   0              0               4,000         47,868
   Interest expense                                                    0          2,463                 883          2,463
   Management fees to a related party                                  0          5,600                   0         58,223
   Depreciation                                                        0            689               1,378          1,378
                                                       ----------------- --------------   ----------------- --------------

          Total expenses                                          35,764         86,286             563,068        354,711
                                                       ----------------- --------------   ----------------- --------------

Other income (expense)
   Loss on abandonment                                          (130,964)             0            (130,964)             0
                                                       ----------------- --------------   ----------------- --------------

Net income (loss)                                      $        (166,728)$      (82,886)  $        (690,255)$     (351,111)
                                                       ================= ==============   ================= ==============

Income (loss) per weighted average common share        $           (0.01)$        (0.01)  $           (0.01)$       (0.01)
                                                       ================= ==============   ================= ==============

Number of weighted average common shares outstanding          51,592,418     46,996,913          51,592,418     46,996,913
                                                       ================= ==============   ================= ==============







     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                  Statements of Stockholders' Equity (Deficit)

                                                                                                    Deficit
                                                                                                  Accumulated          Total
                                                                   Additional      Note            During the      Stockholders'
                                           Number of     Common      Paid-In    Receivable        Development         Equity
                                             Shares       Stock      Capital    Stockholder          Stage           (Deficit)
                                         ------------- ---------- ----------- --------------  ---------------- -----------------
BEGINNING BALANCE, March 29, 1999                    0 $        0 $         0 $            0  $              0 $               0

Shares issued to founders                    1,350,000        135        (135)             0                 0                 0
Sale of stock for cash                          47,400          5       7,895              0                 0             7,900
Shares issued for note receivable              102,600         10      17,000        (17,010)                0                 0

Net loss                                             0          0           0              0           (11,839)          (11,839)
                                         ------------- ---------- ----------- --------------  ---------------- -----------------

BALANCE, December 31, 1999                   1,500,000        150      24,760        (17,010)          (11,839)           (3,939)

Collection of note receivable                        0          0           0         17,010                 0            17,010
Shares issued for services                       7,500          1       2,499              0                 0             2,500
Net loss                                             0          0           0              0           (31,995)          (31,995)
                                         ------------- ---------- ----------- --------------  ---------------- -----------------

BALANCE, December 31, 2000                   1,507,500        151      27,259              0           (43,834)          (16,424)

Warrants issued to transfer agent                    0          0       1,000              0                 0             1,000
Net loss                                             0          0           0              0          (107,990)         (107,990)
                                         ------------- ---------- ----------- --------------  ---------------- -----------------

BALANCE, December 31, 2001                   1,507,500        151      28,259              0          (151,824)         (123,414)

Net loss                                             0          0           0              0           (28,295)          (28,295)
                                         ------------- ---------- ----------- --------------  ---------------- -----------------

BALANCE, December 31, 2002                   1,507,500        151      28,259              0          (180,119)(151,709)

Net loss                                             0          0           0              0           (27,812)          (27,812)
                                         ------------- ---------- ----------- --------------  ---------------- -----------------

BALANCE, December 31, 2003                   1,507,500        151      28,259              0          (207,931)         (179,521)

Common stock issued for cash                22,900,000      2,290     287,800              0                 0           290,090
Shares issued for services                   9,390,713        939      55,661              0                 0            56,600
Shares contributed back to Company          (9,301,300)      (930)        930              0                 0                 0
Shares issued for settle debt               22,500,000      2,250      87,750              0                 0            90,000
Net loss                                             0          0           0              0          (354,405)         (354,405)
                                         ------------- ---------- ----------- --------------  ---------------- -----------------
BALANCE, December 31, 2004                  46,996,913      4,700     460,400              0          (562,336)          (97,236)
Shares issued for services                   4,595,505        459     257,203              0                 0           257,662
Shares issued for acquisitions               1,433,334        143      93,523              0                 0            93,666
Shares cancelled for voided acquisitions    (1,433,334)      (143)    (93,523)             0                 0           (93,666)
Net loss                                             0          0           0              0          (690,255)         (690,255)
                                         ------------- ---------- ----------- --------------  ---------------- -----------------
ENDING BALANCE, September 30, 2005
(unaudited)                                 51,592,418 $    5,159 $   717,603 $            0  $     (1,252,591)$        (529,829)
                                         ============= ========== =========== ==============  ================ =================



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                            Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                                      2005                2004
                                                                                -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $        (690,255) $         (351,111)
Adjustments to reconcile net loss to net cash used by operating activities:
        Stock issued for services                                                         257,662              56,690
        Depreciation                                                                        1,378               1,378
Changes in operating assets and liabilities
        (Increase) decrease in inventory                                                        0                   0
        (Increase) decrease in deposits and prepaid expenses                                    0              (6,766)
        Increase (decrease) in accounts payable                                             3,001              31,417
        Increase (decrease) in accrued liabilities                                         50,658             (89,683)
        Increase (decrease) in accrued interest                                             3,992               1,863
        Increase (decrease) in accrued salaries                                                 0               8,934
                                                                                -----------------  ------------------

Net cash used by operating activities                                                    (373,564)           (347,278)
                                                                                -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                         0             (20,671)
                                                                                -----------------  ------------------

Net cash used by investing activities                                                           0             (20,671)
                                                                                -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                          0             290,000
Proceeds from third party loan                                                            405,000                   0
Payments on third party loans                                                                   0                   0
Payments on stockholders' loans                                                           (35,500)                  0
Proceeds from stockholders' loans                                                               0              77,855
                                                                                -----------------  ------------------

Net cash provided by financing activities                                                 369,500             367,855
                                                                                -----------------  ------------------

Net increase (decrease) in cash                                                            (4,064)                (94)
                                                                                -----------------  ------------------

CASH, beginning of period                                                                   4,377                 162
                                                                                -----------------  ------------------

CASH, end of period                                                             $             313  $               68
                                                                                =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $             883  $                0
                                                                                =================  ==================

Non-Cash Financing Activities:
  144 common stock issued to retire debt                                        $               0  $           89,583
                                                                                =================  ==================






     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                   Notes to Consolidated Financial Statements
                   (Information with regard to the nine months
                 ended September 30, 2005 and 2004 is unaudited)

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

(2) Basis of Presentation
     The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

                     Medical Makeover Corporation of America
                   Notes to Consolidated Financial Statements

(3) Significant Accounting Policies, (continued)
     e) Interim financial information: The financial statements for the nine months ended September 30, 2005 and 2004, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

     In April 2005, the Company issued 1,433,334 shares of restricted common stock in conjunction to the cash payments for the purchase of R&I Salon, Inc. and Aventura Electrolysis and Skin Care Center, Inc. These shares were valued at $93,666, or approximately $0.065 per share. In the third quarter were voided ab initio for numerous reasons and the stock was returned to the Company for cancellation. In June 2005, the Company issued 3,993,250 shares of restricted common stock to the Company's President for services rendered over the prior six months, in accordance with his employment agreement. These shares were valued at $239,595, or $0.06 per share. In the third quarter the Company issued 602,255 shares of restricted common stock in exchange for services valued at $18,068, or $0.03 per share.

(5) Income Taxes
     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,252,600 expiring in various years from 2019 through 2025. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change.

                     Medical Makeover Corporation of America
                   Notes to Consolidated Financial Statements

(5) Income Taxes, continued
     Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at September 30, 2005 is 100%.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements



(7) Going Concern
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,252,600 accumulated from March 29, 1999 (Inception) through March 31, 2005. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Results of operations

     For the quarter ended September 30, 2005, we experienced significant changes in our operating activities, primarily as a result of our disposal by voiding the acquisitions ab initio of two operating businesses, (R&I Salon & Aventura Electrolysis & Skin Care. Our loss for the quarter, $35,800 was representative of the result of this action. Our loss for the same quarter in 2004 was $86,300, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $0 and $3,400 for the quarter ended September 30, 2005, and 2004, respectively.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended September 30, 2005 included $11,800 in general and administrative expenses, $4,800 in salaries, and consulting fees of $19,100. For the quarter ended June 30, 2004, the significant operating expenses included $74,100 in general and administrative expenses.

Liquidity and Capital Resources

     For the quarter ended September 30, 2005, the Company generated negative cash flow from operations. This was caused by certain transitional expenses relating to the disposals. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the Quarter ended September 30, 2004.

     At September 30, 2005, the Company had a cash of $300. The Company's total assets decreased from $29,747 as of December 31, 2004 to $300. This decrease is attributable to the disposals. Total liabilities increased from $126,983 to $530,100. This increase is attributable to the acquisitions and borrowing an additional $385,000. As of September 30, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Results of operations

     For the nine months ended September 30, 2005, we experienced significant changes in our operating activities, primarily as a result of our disposal by voiding the acquisitions ab initio of two operating businesses, (R&I Salon & Aventura Electrolysis & Skin Care). Our loss for the period, $690,300 was significantly larger than we expected as a norm due to the non-recurring issuance of shares to our President valued at $239,600 and certain transitional expenses relating to the acquisitions. Our loss for the same period in 2004 was $354,700, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $3,800 and $3,600 for the nine months ended September 30, 2005, and 2004, respectively.

Operating Expenses and Charges

     The significant operating expenses for the nine months ended September 30, 2005 included $81,500 in general and administrative expenses, $340,000 in salaries, (including the aforementioned $239,600 in stock issued to our President) and consulting fees of $126,000. For the same period 2004, the significant operating expenses included $104,900 in marketing expenses.

Liquidity and Capital Resources

     For the nine months ended September 30, 2005, the Company generated negative cash flow from operations. This was caused by certain transitional expenses relating to the acquisitions. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the nine months ended September 30, 2004.

     At September 30, 2005, the Company had cash of $300. The Company's total assets decreased from $29,747 as of December 31, 2004 to $300. This increase is attributable to the acquisitions. Total liabilities increased from $126,983 to $530,100. This increase is attributable to the acquisitions and borrowing an additional $385,000. As of September 30, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

Business Plan and Strategy

     Medical Makeover Corporation of America is in the initial phase of activities aimed at launching a national chain of quick service, non-invasive medical grade aesthetic/self improvement centers. These centers will provide "makeover services" that include hair care, skin beautifying, rejuvenation/disease prevention treatments and skin care products to men and woman from children to the elderly. The plan is to acquire, consolidate and transform a diverse group of existing aesthetic centers that have a time-tested track record of success. These centers will, upon consolidation, be converted to client centered practices that utilize a delivery system with a focus on customer needs. The Medical Makeover centers will utilize latest in non-invasive technologies delivered in combination. These services will produce optimal cosmetic results for each individual client of the Company.

     MMAM's primary growth strategy will be thru the acquisition of day spa and related health & beauty, or wellness practices as well as active cosmetic or dermatology practices in targeted markets. MMAM will conduct cost-effective sales and marketing programs to draw new patients/customers to the MMAM Centers as a "one stop" resource for cosmetic services and products. MMAM's key message will be that its Centers deliver high quality, effective cosmetic results in a consumer-centric environment and attitude.

     The atmosphere of comfort and relaxation, the focus on customer service and convenience and the availability of a full range of treatments from preventative to therapeutic, uniquely distinguishes MMAM from having the perception of being a cold and clinical setting of a doctor's practice in a medical complex.

Objectives

     1. To be among the first company in the USA to provide comprehensive and coordinated non invasive, appearance improvement services
     2. To contract with professional, licensed service providers and physicians to provide services to MMAM clients through a written contract with the Company
     3. To set the standard for comprehensive makeover services utilizing the services of the professionals under contract with the Company
     4. To provide services under a "one stop shop" facility. These Medical Makeover centers will offer a wide variety of services aimed at appearance improvement and delivery efficiencies for the client in terms of cost and time.

Outlook

     The projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks, among others, include those relating to our ability to successfully market and generate patient volume, the Company's ability to maintain contracts with physicians and other medical providers at favorable rates, and any lawsuits that may arise in the course of doing business. We undertake no duty to update these projections, whether due to changes in current or expected trends, or underlying market conditions


Item 3 - Controls and Procedures

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

                           PART II - OTHER INFORMATION


Item 1  Legal Proceedings

     There are no pending or anticipated legal proceedings


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

     None


Item 3   Defaults upon senior securities

     None


Item 4   Submission of matters to a vote of security holders

     None


Item 5   Other information

     None


IItem 6 - Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits are incorporated herein.

Exhibit
number      Descriptions
---------   -----------------------

31.1        Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2        Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1        Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2        Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------------------
Filed herewith.


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


                    Medical Makeover Corporation of America

By:   /s/ Stephen H Durland
---------------------------------
Stephen H. Durland
Acting Chief Executive Officer,
and Director

Date: December 12, 2005




-----------------------
*    Stephen H.  Durland has signed both on behalf of the  registrant  as a duly
     authorized  acting  officer  and  as  the  Registrant's   acting  principal
     accounting officer.