Form 10QSB/A
period 2005-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2006-01-26
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FORM 10-QSB AMENDMENT 1

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


---------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of June 30, 2005, there were approximately 50,990,163 shares of the Issuer's common stock, par value $0.0001 per share outstanding.



Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.
---------------------

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

Statement of Stockholders' Equity............................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                     Medical Makeover Corporation of America
                           Consolidated Balance Sheet


                                                                                    June 30, 2005      December 31, 2004
                                                                                -------------------- -------------------
                                                                                     (unaudited)
                                        ASSETS
CURRENT ASSETS
  Cash                                                                          $             31,943 $             4,377
 Inventory                                                                                         0                   0
                                                                                -------------------- -------------------
          Total current assets                                                                31,943               4,377
                                                                                -------------------- -------------------
PROPERTY AND EQUIPMENT
  Leasehold improvements                                                                           0                   0
  Furniture, fixtures and equipment                                                           20,671              20,671
  Vehicles                                                                                         0                   0
        Less accumulated depreciation                                                         (3,445)             (2,067)
                                                                                -------------------- -------------------
          Net property and equipment                                                          17,226              18,604
                                                                                -------------------- -------------------
OTHER ASSETS
  Goodwill                                                                                         0                   0
  Deposits and prepaid expenses                                                                3,437               6,766
                                                                                -------------------- -------------------
                                                                                               3,437               6,766
                                                                                -------------------- -------------------
Total Assets                                                                    $             52,606 $            29,747
                                                                                ==================== ===================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                                                $                  0 $                 0
  Accounts payable                                                                            18,868              15,868
  Accrued liabilities                                                                          8,934               8,934
  Bank loan payable                                                                                0                   0
  Short-term loans                                                                           405,000              20,000
  Stockholder loans and accrued interest                                                      46,681              82,181
                                                                                -------------------- -------------------
          Total current liabilities                                                          479,483             126,983
                                                                                -------------------- -------------------
Total Liabilities                                                                            479,483             126,983
                                                                                -------------------- -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                     0                   0
  Common stock, $0.0001 par value, authorized 10,000,000,000 shares;
      50,990,163 issued and outstanding                                                        5,099               4,700
  Additional paid-in capital                                                                 699,596             460,400
  Deficit accumulated during the development stage                                        (1,131,572)           (562,336)
                                                                                -------------------- -------------------
          Total stockholders' equity (deficit)                                              (426,877)            (97,236)
                                                                                -------------------- -------------------
Total Liabilities and  Stockholders' Equity (Deficit)                           $             52,606 $            29,747
                                                                                ==================== ===================



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                            Statements of Operations
                                   (Unaudited)

                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                           June 30,
                                                            --------------------------------   --------------------------------
                                                                  2005             2004              2005             2004
                                                            ----------------- --------------   ----------------- --------------

REVENUES                                                    $             176 $            0   $           3,777 $          200

COST OF SALES                                                           4,163              0               4,163              0
                                                            ----------------- --------------   ----------------- --------------

    GROSS MARGIN                                                       (3,987)             0                (386)           200

OPERATING EXPENSES:
   General and administrative expenses                                 22,464         28,619              95,189         28,719
   Salaries                                                           335,140              0             335,140              0
   Marketing and advertising                                            6,750        101,426               9,288        101,426
   Consulting fees                                                     98,435              0             107,935         37,000
   Professional fees                                                   13,700         42,868              15,200         47,868
   Interest expense                                                       883              0                 883              0
   Management fees to a related party                                       0         52,216               8,000         52,623
   Depreciation                                                           689            689               1,378            689
                                                            ----------------- --------------   ----------------- --------------

          Total expenses                                              478,061        225,818             573,013        268,325
                                                            ----------------- --------------   ----------------- --------------

Net income (loss)                                           $        (477,885)$     (225,818)  $        (569,236)$     (268,125)
                                                            ================= ==============   ================= ==============

Income (loss) per weighted average common share             $           (0.01)$        (0.01)  $           (0.01)$        (0.01)
                                                            ================= ==============   ================= ==============

Number of weighted average common shares outstanding               52,351,702     46,766,841          51,674,694     46,766,841
                                                            ================= ==============   ================= ==============





     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                  Statements of Stockholders' Equity (Deficit)


                                                                                                    Deficit
                                                                                                  Accumulated        Total
                                                                    Additional       Note           During the    Stockholders'
                                         Number of      Common        Paid-In     Receivable       Development       Equity
                                           Shares        Stock        Capital     Stockholder         Stage         (Deficit)
                                        ------------ ------------- ------------- --------------  -------------- ---------------
BEGINNING BALANCE, March 29, 1999                  0 $           0 $           0 $            0  $            0 $             0

Shares issued to founders                  1,350,000           135          (135)             0               0               0
Sale of stock for cash                        47,400             5         7,895              0               0           7,900
Shares issued for note receivable            102,600            10        17,000        (17,010)              0               0

Net loss                                           0             0             0              0         (11,839)        (11,839)
                                        ------------ ------------- ------------- --------------  -------------- ---------------

BALANCE, December 31, 1999                 1,500,000           150        24,760        (17,010)        (11,839)         (3,939)

Collection of note receivable                      0             0             0         17,010               0          17,010
Shares issued for services                     7,500             1         2,499              0               0           2,500
Net loss                                           0             0             0              0         (31,995)        (31,995)
                                        ------------ ------------- ------------- --------------  -------------- ---------------

BALANCE, December 31, 2000                 1,507,500           151        27,259              0         (43,834)        (16,424)

Warrants issued to transfer agent                  0             0         1,000              0               0           1,000
Net loss                                           0             0             0              0        (107,990)       (107,990)
                                        ------------ ------------- ------------- --------------  -------------- ---------------

BALANCE, December 31, 2001                 1,507,500           151        28,259              0        (151,824)       (123,414)

Net loss                                           0             0             0              0         (28,295)        (28,295)
                                        ------------ ------------- ------------- --------------  -------------- ---------------

BALANCE, December 31, 2002                 1,507,500           151        28,259              0        (180,119)       (151,709)

Net loss                                           0             0             0              0         (27,812)        (27,812)
                                        ------------ ------------- ------------- --------------  -------------- ---------------

BALANCE, December 31, 2003                 1,507,500           151        28,259              0        (207,931)       (179,521)

Common stock issued for cash              22,900,000         2,290       287,800              0               0         290,090
Shares issued for services                 9,390,713           939        55,661              0               0          56,600
Shares contributed back to Company        (9,301,300)         (930)          930              0               0               0
Shares issued for settle debt             22,500,000         2,250        87,750              0               0          90,000
Net loss                                           0             0             0              0        (354,405)       (354,405)
                                        ------------ ------------- ------------- --------------  -------------- ---------------
BALANCE, December 31, 2004                46,996,913         4,700       460,400              0        (562,336)        (97,236)
Shares issued for services                 3,993,250           399       239,196              0               0         239,595
Net loss                                           0             0             0              0        (569,236)       (569,236)
                                        ------------ ------------- ------------- --------------  -------------- ---------------
ENDING BALANCE, June 30, 2005
(unaudited)                               50,990,163 $       5,099 $     699,596 $            0  $   (1,131,572)$      (426,877)
                                        ============ ============= ============= ==============  ============== ===============





     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                            Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                                      2005                2004
                                                                                -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $        (569,236) $         (268,125)
Adjustments to reconcile net loss to net cash used by operating activities:
        Stock issued for services                                                         239,595              37,090
        Depreciation                                                                        1,378                 689
Changes in operating assets and liabilities
        (Increase) decrease in inventory                                                        0                   0
        (Increase) decrease in deposits and prepaid expenses                                3,329              (6,766)
        Increase (decrease) in accounts payable                                             3,000              12,053
        Increase (decrease) in accrued liabilities                                              0             (89,683)
        Increase (decrease) in accrued interest                                                 0                   0
        Increase (decrease) in accrued salaries                                                 0               8,934
                                                                                -----------------  ------------------

Net cash used by operating activities                                                    (321,934)           (305,808)
                                                                                -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net liabilities acquired                                                                   0                   0
     Purchase of property and equipment                                                         0             (20,671)
                                                                                -----------------  ------------------

Net cash used by investing activities                                                           0             (20,671)
                                                                                -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                          0             290,000
Proceeds from third party loan                                                            385,000                   0
Payments on third party loans                                                                   0                   0
Payments on stockholders' loans                                                           (35,500)                  0
Proceeds from stockholders' loans                                                               0              50,000
                                                                                -----------------  ------------------

Net cash provided by financing activities                                                 349,500             340,000
                                                                                -----------------  ------------------

Net increase (decrease) in cash                                                            27,566              13,521
                                                                                -----------------  ------------------

CASH, beginning of period                                                                   4,377                 162
                                                                                -----------------  ------------------

CASH, end of period                                                             $          31,943  $           13,683
                                                                                =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                           $               0  $                0
                                                                                =================  ==================

Non-Cash Financing Activities:
  144 common stock issued to retire debt                                        $               0  $           89,583
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

                     Medical Makeover Corporation of America
                   Notes to Consolidated Financial Statements

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

FOR THE THREE MONTHS ENDED June 30, 2005 AND 2004

Results of operations

     For the quarter ended June 30, 2005, we experienced no significant changes in our operating activities, primarily as a result of our voiding the acquisition of two operating businesses, (R&I Salon & Aventura Electrolysis & Skin Care), ab initio in December. Our loss for the quarter, $477,885 was significantly larger than we expected as a norm due to the non-recurring issuance of shares to our President valued at $239,600 and certain transitional expenses relating to the acquisitions. Our loss for the same quarter in 2004 was $225,800, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $200 and $0 for the quarter ended June 30, 2005, and 2004, respectively.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended June 30, 2005 included $22,500 in general and administrative expenses, $335,100 in salaries, (including the aforementioned $239,600 in stock issued to our President) and consulting and professional fees of $112,100. For the quarter ended June 30, 2004, the significant operating expenses included $101,400 in marketing expenses.

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

     As of June 30, 2005, the Company had cash of $31,900. The Company's total assets increased from $29,747 as of December 31, 2004 to $52,600. This increase is attributable to the loans received. Total liabilities increased from $126,983 to $479,500. This increase is attributable to borrowing an additional $385,000. As of June 30, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

FOR THE SIX MONTHS ENDED June 30, 2005 AND 2004

Results of operations

     For the six months ended June 30, 2005, we experienced significant changes in our operating activities, primarily as a result of our voiding the acquisition of two operating businesses, (R&I Salon & Aventura Electrolysis & Skin Care), ab initio in December. Our loss for the six months, $569,200 was significantly larger than we expected as a norm due to the non-recurring issuance of shares to our President valued at $239,600 and certain transitional expenses relating to the acquisitions. Our loss for the same period in 2004 was $268,100, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $3,800 and $200 for the six months ended June 30, 2005, and 2004, respectively.

Operating Expenses and Charges

     The significant operating expenses for the six months ended June 30, 2005 included $95,200 in general and administrative expenses, $335,100 in salaries, (including the aforementioned $239,600 in stock issued to our President) and consulting and professional fees of $123,100. For the same period 2004, the significant operating expenses included $101,400 in marketing expenses.

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

     As of June 30, 2005, the Company had cash of $31,900. The Company's total assets increased from $29,747 as of December 31, 2004 to $52,600. This increase is attributable to cash remaining from the loan entered into. Total liabilities increased from $126,983 to $479,500. This increase is attributable to borrowing an additional $385,000. As of June 30, 2004, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

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


Item 5   Other information

     None


Item 6   Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits are incorporated herein.

Exhibit
number      Descriptions
---------   -----------------------

10.1        Lease entered into with Turnberry Associates.

31.1  *     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2  *     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1  *     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2  *     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
--------------------------
* Filed herewith.


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

On January 25, 2006, we filed a Current Report on Form 8-K dated January 25, 2006 disclosing that the Company voided the acquisition of R&I Salon, Inc., ab initio.

On January 25, 2006, we filed a Current Report on Form 8-K dated January 25, 2006 disclosing that the Company voided the acquisition of Aventura Electrolysis & Skin Care Center, Inc., ab initio.



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

Date: January 25, 2006


-----------------------
*    Stephen H.  Durland has signed both on behalf of the  registrant  as a duly
     authorized  acting  officer  and  as  the  Registrant's   acting  principal
     accounting officer.