Form 10KSB
period 2005-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2006-04-18
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

                                       Or

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

500 Australian Avenue South, Suite 700
   West Palm Beach, Florida                             33401
----------------------------------------      ----------------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number: (561) 514-0196


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



     Of the 55,476,552 shares of voting stock of the registrant issued and outstanding as of April 17, 2006, 51,483,302 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on April 13, 2005: US$298,603.

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

(b) Business of the Company

     With the failure of the Company's last two business  plans, it has reverted
to  the  development   stage.   Management  is  currently   evaluating   several
opportunities.

     The success of contemplated future acquisitions will depend on the effective integration of such newly-acquired businesses, products or services into the Company's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

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

Employees

     As of December 31, 2005, the Company employed one (1) full time and no part time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations.

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

     At December 31, 2005, we had a working capital deficiency of approximately $533,142. We will require significant cash during 2006, in order to implement an aggressive marketing program for our potential skin care products and to continue making acquisitions. Although we raised gross proceeds of $290,090 from the sale of our securities in 2005, we will need additional funds in order to continue growing our business. The Company presently does not have sufficient revenues and profits required to implement our business plan. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make there acquisitions and expansions. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects. Our failure to raise the necessary capital could hurt our businesses and could require us to scale down or terminate some or all of our operations.

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


Item 2. Description of Property

     The Company's current executive offices are at 500 Australian Avenue South, Suite 700, West Palm Beach, Florida 33401. The property consists of approximately 120 square feet of finished office space. We pay no rent or other fees for the use of this executive office as this office is used virtually full-time by other businesses of friends of a shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plan.


Item 3. Legal Proceedings

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2005, covered by this report.



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

     The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter since June 30, 2004 for each quarter ending March 31, 2006. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                  Year 2003                     High          Low
                  -------------------          ------         -----
                  First Quarter                   n/a           n/a
                  Second Quarter                  n/a           n/a
                  Third Quarter                 $1.50         $0.00
                  Fourth Quarter                $3.00         $1.50

                  Year 2004                     High          Low
                  -------------------          ------         -----
                  First Quarter                 $3.00         $0.24
                  Second Quarter                $0.67         $0.31
                  Third Quarter                 $0.32         $0.10
                  Fourth Quarter                $0.33         $0.09

                  Year 2005                     High          Low
                  -------------------           ------        -----
                  First Quarter                 $0.38         $0.14
                  Second Quarter                $0.19         $0.09
                  Third Quarter                 $0.02         $0.11
                  Fourth Quarter                $0.01         $0.09

                  Year 2006                     High          Low
                  -------------------           ------        -----
                  First Quarter                 $0.01         $0.15

Transfer Agent

     Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321. Their telephone number is (954) 272-9294.

     (b) Holders. As of April 13, 2006, there were approximately one hundred ten
(110) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

Results of operations

     For the twelve months ended December 31, 2005, we experienced significant development and operating activities, primarily expenses, and had no significant operations for the twelve months ended December 31, 2005.

Net Operating Revenues

     There was only minimal operating revenue for the twelve months ended December 31, 2005, and 2004 respectively.

Operating Expenses and Charges

     The significant operating expenses for the twelve months ended December 31, 2005 included $84,861 in general and administrative expenses; $339,993 in salaries (paid in common stock) and $126,000 in consulting fees. For the twelve months ended December 31, 2004, the significant expenses were $102,914 in general and administrative expenses; $58,223 in management fees to a related party, $104,865 in marketing and advertising and $47,868 in professional fees.

Liquidity and Capital Resources

     For the twelve months ended December 31, 2005, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

     As of December 31, 2005, the Company had cash of $0. The Company's total assets decreased from $29,747 as of December 31, 2004 to $0. This decrease is attributable to the failure of its prior business plans. Total liabilities increased from $126,983 to $533,142. This increase is attributable to the $405,000 in short term loans received by the Company. As of December 31, 2005, the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term loans and a stockholder loan.

     The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy

     As a direct result of the failure of the Company's business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $533,142 and a working capital deficiency of $533,142 at December 31, 2005 and net losses from operations of $566,406 and $354,711, respectively, for the years ended December 31, 2005 and 2004. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 7. Financial Statements



                          INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors...............................................F-2

Balance Sheet................................................................F-3

Statements of Operations.....................................................F-4

Statement of Stockholders' Equity............................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Medical Makeover Corporation of America
West Palm Beach, FL

I have audited the accompanying balance sheet of Medical Makeover Corporation of America, as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America as of December 31, 2005, and the results of its operations and its cash flows for the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/Lawrence Scharfman, CPA.
                                                        Lawrence Scharfman, CPA.
Boynton Beach, Florida
April 17, 2006

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                  December 31,

                                                                                 2005                  2004
                                                                         --------------------- --------------------
                                 ASSETS
CURRENT ASSETS
  Cash                                                                   $                   0 $              4,377
 Inventory                                                                                   0                    0
                                                                         --------------------- --------------------
          Total current assets                                                               0                4,377
                                                                         --------------------- --------------------
PROPERTY AND EQUIPMENT
  Leasehold improvements                                                                     0                    0
  Furniture, fixtures and equipment                                                          0               20,671
  Vehicles                                                                                   0                    0
        Less accumulated depreciation                                                        0               (2,067)
                                                                         --------------------- --------------------
          Net property and equipment                                                         0               18,604
                                                                         --------------------- --------------------
OTHER ASSETS
  Goodwill                                                                                   0                    0
  Deposits and prepaid expenses                                                              0                6,766
                                                                         --------------------- --------------------
                                                                                             0                6,766
                                                                         --------------------- --------------------
Total Assets                                                             $                   0 $             29,747
                                                                         ===================== ====================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                       $              18,869 $             15,868
  Accrued liabilities                                                                   62,592                8,934
  Short-term loans                                                                     405,000               20,000
  Stockholder loans and accrued interest                                                46,681               82,181
                                                                         --------------------- --------------------
          Total current liabilities                                                    533,142              126,983
                                                                         --------------------- --------------------
Total Liabilities                                                                      533,142              126,983
                                                                         --------------------- --------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                               0                    0
  Common stock, $0.0001 par value, authorized 10,000,000,000 shares;
      51,592,418 and 46,996,913 issued and outstanding                                   5,159                4,700
  Additional paid-in capital                                                           717,603              460,400
  Deficit accumulated during the development stage                                  (1,255,904)            (562,336)
                                                                         --------------------- --------------------
          Total stockholders' equity (deficit)                                        (533,142)             (97,236)
                                                                         --------------------- --------------------
Total Liabilities and  Stockholders' Equity (Deficit)                    $                   0 $             29,747
                                                                         ===================== ====================


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                         For The Year Ended December 31,

                                                                                                       From
                                                                                                  March 29, 1999
                                                                                                   (Inception)
                                                                                                     Through
                                                                 2005              2004         December 31, 2005
                                                          ------------------ ----------------- --------------------
REVENUES                                                  $            3,803 $           3,600 $             44,413

COST OF SALES                                                          4,163                 0                4,163
                                                          ------------------ ----------------- --------------------

    GROSS MARGIN                                                        (360)            3,600               40,250

OPERATING EXPENSES:
   General and administrative expenses                                84,861           102,914              231,578
   Salaries                                                          339,993                 0              339,993
   Marketing and advertising                                           9,288           104,865              114,153
   Consulting fees                                                   126,003            37,000              164,104
   Professional fees                                                   4,000            47,868              190,448
   Interest expense to a related party                                     0                 0               10,526
   Interest expense                                                      883             2,463                  883
   Management fees to a related party                                      0            58,223              114,223
   Depreciation                                                        1,378             1,378                3,445
                                                          ------------------ ----------------- --------------------
          Total expenses                                             566,406           354,711            1,169,353
                                                          ------------------ ----------------- --------------------
Other income (expense)
   Loss on abandonment                                              (130,964)                0             (130,964)
                                                          ------------------ ----------------- --------------------
Net income (loss)                                         $         (693,567)$        (351,111)$         (1,255,904)
                                                          ================== ================= ====================

Income (loss) per weighted average common share           $            (0.01)$           (0.01)
                                                          ================== =================

Number of weighted average common shares outstanding              51,592,418        46,996,913
                                                          ================== =================





     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                                                    Additional       Note        During the    Stockholders'
                                            Number of     Common      Paid-In     Receivable     Development       Equity
                                             Shares        Stock      Capital     Stockholder       Stage        (Deficit)
                                          ------------- ----------- ----------- --------------- -------------- --------------
BEGINNING BALANCE, March 29, 1999                     0 $         0 $         0 $             0 $            0 $            0

Shares issued to founders                     1,350,000         135        (135)              0              0              0
Sale of stock for cash                           47,400           5       7,895               0              0          7,900
Shares issued for note receivable               102,600          10      17,000         (17,010)             0              0

Net loss                                              0           0           0               0        (11,839)       (11,839)
                                          ------------- ----------- ----------- --------------- -------------- --------------

BALANCE, December 31, 1999                    1,500,000         150      24,760         (17,010)       (11,839)        (3,939)

Collection of note receivable                         0           0           0          17,010              0         17,010
Shares issued for services                        7,500           1       2,499               0              0          2,500
Net loss                                              0           0           0               0        (31,995)       (31,995)
                                          ------------- ----------- ----------- --------------- -------------- --------------

BALANCE, December 31, 2000                    1,507,500         151      27,259               0        (43,834)       (16,424)

Warrants issued to transfer agent                     0           0       1,000               0              0          1,000
Net loss                                              0           0           0               0       (107,990)      (107,990)
                                          ------------- ----------- ----------- --------------- -------------- --------------

BALANCE, December 31, 2001                    1,507,500         151      28,259               0       (151,824)      (123,414)

Net loss                                              0           0           0               0        (28,295)       (28,295)
                                          ------------- ----------- ----------- --------------- -------------- --------------

BALANCE, December 31, 2002                    1,507,500         151      28,259               0       (180,119)(151,709)

Net loss                                              0           0           0               0        (27,812)       (27,812)
                                          ------------- ----------- ----------- --------------- -------------- --------------

BALANCE, December 31, 2003                    1,507,500         151      28,259               0       (207,931)      (179,521)

Common stock issued for cash                 22,900,000       2,290     287,800               0              0        290,090
Shares issued for services                    9,390,713         939      55,661               0              0         56,600
Shares contributed back to Company           (9,301,300)       (930)        930               0              0              0
Shares issued for settle debt                22,500,000       2,250      87,750               0              0         90,000
Net loss                                              0           0           0               0       (354,405)      (354,405)
                                          ------------- ----------- ----------- --------------- -------------- --------------
BALANCE, December 31, 2004                   46,996,913       4,700     460,400               0       (562,336)       (97,236)
Shares issued for services                    4,595,505         459     257,203               0              0        257,662
Shares issued for acquisitions                1,433,334         143      93,523               0              0         93,666
Shares cancelled for voided acquisitions     (1,433,334)       (143)    (93,523)              0              0        (93,666)
Net loss                                              0           0           0               0       (693,568)      (693,568)
                                          ------------- ----------- ----------- --------------- -------------- --------------
ENDING BALANCE, December 31, 2005            51,592,418 $     5,159 $   717,603 $             0 $   (1,255,904)$     (533,142)
                                          ============= =========== =========== =============== ============== ==============



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         For the Year Ended December 31,

                                                                                                             From
                                                                                                        March 29, 1999
                                                                                                         (Inception)
                                                                                                           Through
                                                                             2005          2004       December 31, 2005
                                                                         ------------- ------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $    (693,568)$    (351,111)$         (1,255,904)
Adjustments to reconcile net loss to net cash
used by operating activities:
        Stock issued for services                                              257,662        56,690              423,922
        Depreciation                                                             1,378         1,378                3,445
Changes in operating assets and liabilities
        (Increase) decrease in deposits and prepaid expenses                         0        (6,766)                   0
        Increase (decrease) in accounts payable                                  3,001        31,417               18,869
        Increase (decrease) in accrued liabilities                              53,658       (89,683)              63,658
        Increase (decrease) in accrued interest - related party                      0             0                    0
        Increase (decrease) in accrued interest                                  3,992         1,863                3,992
        Increase (decrease) in accrued salaries                                      0         8,934                    0
                                                                         ------------- ------------- --------------------

Net cash used by operating activities                                         (373,877)     (347,278)            (742,018)
                                                                         ------------- ------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              0       (20,671)             (20,671)
                                                                         ------------- ------------- --------------------

Net cash used by investing activities                                                0       (20,671)             (20,671)
                                                                         ------------- ------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                               0       290,000              315,000
Proceeds from third party loan                                                 405,000             0              405,000
Payments on third party loans                                                        0             0                    0
Payments on stockholders' loans                                                (35,500)            0              (35,500)
Proceeds from stockholders' loans                                                    0        77,855               78,189
                                                                         ------------- ------------- --------------------
Net cash provided by financing activities                                      369,500       367,855              762,689
                                                                         ------------- ------------- --------------------

Net increase (decrease) in cash                                                 (4,377)          (94)                   0
                                                                         ------------- ------------- --------------------

CASH, beginning of period                                                        4,377           162                    0
                                                                         ------------- ------------- --------------------

CASH, end of period                                                      $           0 $          68 $                  0
                                                                         ============= ============= ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                                    $         883 $           0
                                                                         ============= =============
Non-Cash Financing Activities:
  144 common stock issued to retire debt                                 $           0 $      89,583
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

     c) Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended December 31, 2005 and 2004.

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

 (5) Income Taxes

     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,255,900 expiring in various years from 2019 through 2025. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2005 is 100%.

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

(9) Short-term convertible debt

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None


Item 8A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures:

     As of the end of the period, (December 31, 2005), of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                  Age  Position(s) with Company         Since
---------------       ---  -------------------------------------------------
Stephen H. Durland     51  Director and                     June 2004 (Director)
                           Acting Chief Financial Officer   October 2004 (CFO)

Randy Baker           49   President,
                           Chief Executive Officer          December 1, 2004

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

Compensation of Directors

     Our directors receive cash compensation of $1,000 per month, which is currently accrued, for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

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

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                        --------------------              -----------------------  -------------
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual         Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------

Randy Baker       2005     239,595**        $60,000*
                  2004     4,500*
                  2003     0
                  2002     0

-------------
* Mr. Baker received a consulting fee in December 2004 payable to Triton Group, Inc., an entity that he owns 100% of the common stock.

** Paid via the issuance of 3,993,250 shares of the Company's restricted common stock.

Compensation of Directors

     Our standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors is $1,000 per month, currently accrued.

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

                                                Common Stock
                                            Beneficially Owned
                            Title of       ------------------------
Name and Address               Class      Number         Percent (1)
-----------------------------------------------------------------------
Stephen Durland              Common             0                 0%

Randy Baker                 Common      3,993,250               7.7%

Gala Enterprises Ltd.(2)   Common      13,198,700              25.6%
c/o Pieter DuRand
P.O. Box 19619
Noordbrug,
Potchefstroom, South Africa 2522
----------------------------------
*     Less than 1%.

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

(2) Mr. Pieter DuRand, our former sole officer and director, is the principal of Gala Enterprises Ltd., a corporation organized in the country of Belize.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
(i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders: None.


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

(8)      Filed as an exhibit to the 8-K on 04/18/2005
(9)      Filed as an exhibit to the 10-KSB on 04/20/2005
*        Filed herewith

     (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2004, we did not file any reports on Form 8-K.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Audit Fees. The aggregate fees billed for professional services rendered was $4,000 and $4,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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


Date: April 17, 2006            Medical Makeover Corporation of America
                              ----------------------------------------
                                             (Registrant)

                                By: /s/ Randy Baker
                                ----------------------------------------
                               Randy Baker, President and CEO


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                                 Date

/s/ Randy Baker
--------------------
Randy Baker           CEO & President                             April 17, 2006

/s/ Stephen Durland
--------------------
Stephen Durland       Director & Acting Chief Accounting Officer  April 17, 2006