Form 10QSB
period 2006-03-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2006-05-22
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                              For the Quarter Ended
                                 March 31, 2006

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-11596

                     MEDICAL MAKEOVER CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          20-0799349
--------------------------------------------------------------------------------
(State or other jurisdiction                          (IRS Employer
   of  incorporation)                                       Identification No.)



500 Australian Ave., Suite 700, West Palm Beach, FL                     33401
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (561) 651-4146


-------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


      As of March 31, 2006, there were approximately 51,592,418 shares of the Issuer's common stock, par value $0.0001 per share outstanding.


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

Statements of Operations.....................................................F-3

Statement of Stockholders' Equity............................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                                                                  March 31, 2006   December 31, 2005
                                                                                ----------------- ------------------
                                                                                   (unaudited)
                        ASSETS
CURRENT ASSETS
  Cash                                                                          $               0 $                0
  Accounts receivable                                                                           0                  0
                                                                                ----------------- ------------------

          Total current assets                                                                  0                  0
                                                                                ----------------- ------------------

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                             0                  0
        Less accumulated depreciation                                                           0                  0
                                                                                ----------------- ------------------

          Net property and equipment                                                            0                  0
                                                                                ----------------- ------------------

OTHER ASSETS
  Deposits and prepaid expenses                                                                 0                  0
                                                                                ----------------- ------------------

                                                                                                0                  0
                                                                                ----------------- ------------------

Total Assets                                                                    $               0 $                0
                                                                                ================= ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $          18,869 $           18,869
  Accrued liabilities                                                                      65,592             62,592
  Short-term loans                                                                        405,000            405,000
  Stockholder loans and accrued interest                                                   46,681             46,681
                                                                                ----------------- ------------------

          Total current liabilities                                                       536,142            533,142
                                                                                ----------------- ------------------

Total Liabilities                                                                         536,142            533,142
                                                                                ----------------- ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                  0                  0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      51,592,418 issued and outstanding                                                     5,159              5,159
  Additional paid-in capital                                                              717,603            717,603
  Deficit accumulated during the development stage                                     (1,258,904)        (1,255,904)
                                                                                ----------------- ------------------

          Total stockholders' equity (deficit)                                           (536,142)          (533,142)
                                                                                ----------------- ------------------

Total Liabilities and  Stockholders' Equity (Deficit)                           $               0 $                0
                                                                                ================= ==================



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                                        From
                                                                                                   March 29, 1999
                                                                                                    (Inception)
                                                                                                      through
                                                                    2006             2005          March 31, 2006
                                                              ----------------- --------------- -----------------

REVENUES                                                      $               0 $         3,601 $          44,413
                                                              ----------------- --------------- -----------------

OPERATING EXPENSES:
   General and administrative expenses                                    3,000          72,725           574,571
   Marketing and advertising                                                  0           2,538           114,153
   Consulting fees                                                            0           9,500           164,104
   Professional fees                                                          0           1,500           190,448
   Interest to a related party                                                0               0            10,526
   Interest expense                                                           0             883               883
   Management fees to a related party                                         0               0           114,223
   Loss on abandonment                                                        0               0           130,964
   Depreciation                                                               0             689             3,445
                                                              ----------------- --------------- -----------------

          Total expenses                                                  3,000          87,835         1,303,317
                                                              ----------------- --------------- -----------------

Net income (loss)                                             $          (3,000)$       (84,234)$      (1,258,904)
                                                              ================= =============== =================

Income (loss) per weighted average common share               $           (0.01)$         (0.01)
                                                              ================= ===============

Number of weighted average common shares outstanding
                                                                     51,592,418      46,996,913
                                                              ================= ===============
















     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                   Deficit
                                                                                                 Accumulated        Total
                                                                     Additional     Note          During the    Stockholders'
                                           Number of      Common       Paid-In   Receivable      Development       Equity
                                             Shares        Stock       Capital   Stockholder        Stage         (Deficit)
                                         ------------- ----------- ------------ -------------  -------------- ---------------
BEGINNING BALANCE, March 29, 1999                    0 $         0 $          0 $           0  $            0 $             0

Shares issued to founders                    1,350,000         135         (135)            0               0               0
Sale of stock for cash                          47,400           5        7,895             0               0           7,900
Shares issued for note receivable              102,600          10       17,000       (17,010)              0               0

Net loss                                             0           0            0             0         (11,839)        (11,839)
                                         ------------- ----------- ------------ -------------  -------------- ---------------

BALANCE, December 31, 1999                   1,500,000         150       24,760       (17,010)        (11,839)         (3,939)

Collection of note receivable                        0           0            0        17,010               0          17,010
Shares issued for services                       7,500           1        2,499             0               0           2,500
Net loss                                             0           0            0             0         (31,995)        (31,995)
                                         ------------- ----------- ------------ -------------  -------------- ---------------

BALANCE, December 31, 2000                   1,507,500         151       27,259             0         (43,834)        (16,424)

Warrants issued to transfer agent                    0           0        1,000             0               0           1,000
Net loss                                             0           0            0             0        (107,990)       (107,990)
                                         ------------- ----------- ------------ -------------  -------------- ---------------

BALANCE, December 31, 2001                   1,507,500         151       28,259             0        (151,824)       (123,414)

Net loss                                             0           0            0             0         (28,295)        (28,295)
                                         ------------- ----------- ------------ -------------  -------------- ---------------

BALANCE, December 31, 2002                   1,507,500         151       28,259             0        (180,119)        (151,709)

Net loss                                             0           0            0             0         (27,812)        (27,812)
                                         ------------- ----------- ------------ -------------  -------------- ---------------

BALANCE, December 31, 2003                   1,507,500         151       28,259             0        (207,931)       (179,521)

Common stock issued for cash                22,900,000       2,290      287,800             0               0         290,090
Shares issued for services                   9,390,713         939       55,661             0               0          56,600
Shares contributed back to Company          (9,301,300)       (930)         930             0               0               0
Shares issued for settle debt               22,500,000       2,250       87,750             0               0          90,000
Net loss                                             0           0            0             0        (354,405)       (354,405)
                                         ------------- ----------- ------------ -------------  -------------- ---------------
BALANCE, December 31, 2004                  46,996,913       4,700      460,400             0        (562,336)        (97,236)
Shares issued for services                   4,595,505         459      257,203             0               0         257,662
Shares issued for acquisitions               1,433,334         143       93,523             0               0          93,666
Shares cancelled for voided acquisitions    (1,433,334)       (143)     (93,523)            0               0         (93,666)
Net loss                                             0           0            0             0        (693,568)       (693,568)
                                         ------------- ----------- ------------ -------------  -------------- ---------------
BALANCE, December 31, 2005                  51,592,418       5,159      717,603             0      (1,255,904)       (533,142)
Net loss                                             0           0            0             0          (3,000)         (3,000)
                                         ------------- ----------- ------------ -------------  -------------- ---------------
ENDING BALANCE, March 31, 2006
(unaudited)                                 51,592,418 $     5,159 $    717,603 $           0  $   (1,258,904)$      (536,142)
                                         ============= =========== ============ =============  ============== ===============


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         From
                                                                                                     March 29, 1999
                                                                                                      (Inception)
                                                                                                        through
                                                                         2006             2005       March 31, 2006
                                                                   ---------------  --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $        (3,000) $       (84,234)$     (1,258,904)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                                   0                0          436,989
        Depreciation                                                             0              689            3,445
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                               0                0                0
        (Increase) decrease in deposits and prepaid expenses                     0                0                0
        Increase (decrease) in accounts payable                                  0                0           18,868
        Increase (decrease) in accrued liabilities                           3,000                0           65,592
        Increase (decrease) in accrued interest  -related party                  0                0                0
        Increase (decrease) in accrued interest                                  0              882            3,992
        Increase (decrease) in accrued salaries                                  0                0                0
                                                                   ---------------  --------------- ----------------

Net cash used by operating activities                                            0          (82,663)        (730,018)
                                                                   ---------------  --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary                                     0          (12,000)         (12,000)
     Purchase of property and equipment                                          0                0          (20,671)
                                                                   ---------------  --------------- ----------------

Net cash used by investing activities                                            0          (12,000)         (32,671)
                                                                   ---------------  --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           0                0          315,000
Proceeds from third party loan                                                   0          115,000          405,000
Payments on stockholders' loans                                                  0          (24,446)         (35,500)
Proceeds from stockholders' loans                                                0                0           78,189
                                                                   ---------------  --------------- ----------------

Net cash provided by financing activities                                        0           90,554          762,689
                                                                   ---------------  --------------- ----------------

Net increase (decrease) in cash                                                  0           (4,109)               0
                                                                   ---------------  --------------- ----------------

CASH, beginning of period                                                        0            4,377                0
                                                                   ---------------  --------------- ----------------

CASH, end of period                                                $             0  $           268 $              0
                                                                   ===============  =============== ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                           $             0  $             0
                                                                   ===============  ===============



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
               (Information with regard to the three months ended
                      March 31, 2006 and 2005 is unaudited)


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

     c) Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3)  Significant Accounting Policies, continued

resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended December 31, 2005 and 2004.

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

     e) Interim financial information: The financial statements for the three months ended March 31, 2006 and 2005, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(4)  Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At March 31, 2006, no preferred stock shares were issued and outstanding. In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000 and effectuated a 100 for 1 reverse stock split of the Company's common stock. All dollar and share amounts have been adjusted to reflect this split.

On February 6, 2004, the Company sold 22,500,000 shares of restricted common stock to Gala Enterprises Ltd, a Belize Corporation, for $90,000, which funds were used to pay certain existing accounts payable. On February 8, 2004, the Company issued 9,301,300 of shares of restricted common stock to two officers for compensation with a value of $37,000 and in consideration of such Gala Enterprises Ltd. surrendered to treasury 9,301,300 shares. On February 10, 2004, the Company issued 22,500,000 shares of restricted common stock in exchange for the assumption of $90,000 in existing accounts payable to outside investors. On May 3, 2004, the Company issued 400,000 shares of restricted common stock, to an independent third party investor in exchange for $200,000 in cash, or $0.50 per share. In the third quarter the Company issued 89,413 shares of restricted

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4)  Stockholders' Equity (Deficit), continued

common stock to its former CEO pursuant to his employment agreement. These shares were for services valued at $19,600, or $0.22 per share. In September 2004, the Company reached an agreement with its former CFO, whereby he will return 2,151,300 of his 2,401,300 shares. On October 1, 2004, the Company reached an agreement with its former CEO, whereby he will return 6,210,000 of his 6,900,000 shares.

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

(5)  Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,258,900 expiring in various years from 2019 through 2026. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2006 is 100%.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(6)  Related Parties, (continued)

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

(7)  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,258,900 accumulated from March 29, 1999 (Inception) through March 31, 2006. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.

(9)  Short-term convertible debt

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate. In June 2005, the Company received a $250,000 convertible loan from a third party. This loan matures in six months and carries a 10% interest rate.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Results of operations

     For the quarter ended March 31, 2006, we experienced no significant changes in our operating activities. Our loss for the quarter, $3,000 was representative of the result of this inaction. Our loss for the same quarter in 2005 was $84,200, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $0 and $3,600 for the quarter ended March 31, 2006, and 2005, respectively.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended March 31, 2006 included $3,000 in general and administrative expenses. For the quarter ended March 31, 2005, the significant operating expenses included $72,700 in general and administrative expenses and consulting fees of $9,500.

Liquidity and Capital Resources

     For the quarter ended March 31, 2006, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the Quarter ended March 31, 2005.

     At March 31, 2006, the Company had a cash of $0. The Company's total assets did not change from $0 as of December 31, 2005. Total liabilities increased from $533,100 to $536,100. This increase is attributable to the accrual of expenses. As of March 31, 2006, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

Business Plan and Strategy

     The Company is currently evaluating several options that is has become aware are available to it.


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



                           PART II- OTHER INFORMATION


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

     None


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit no.       Descriptions
---------         -----------------------

31.1      Certification  of the  Acting  Chief  Executive  Officer, pursuant  to
          Section 302 of Sarbanes-Oxley Act of 2002

31.2      Certification  of the  Acting  Chief  Financial  Officer,  pursuant to
          Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification Acting Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.1 Certification Acting Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002
-------------------
*    Filed herewith.


     (b) Reports on Form 8-K. The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     NONE

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Medical Makeover Corporation of America



     May 21, 2006        By:    /s/ Stephen H. Durland
                                --------------------------
                                Stephen H. Durland
                                Acting Chief Executive Officer,
                                and Director














-------------------
*    Stephen H.  Durland has signed both on behalf of the  registrant  as a duly
     authorized  acting  officer  and  as  the  Registrant's   acting  principal
     accounting officer.