Form 10QSB
period 2006-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2006-08-24
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-11596


                     MEDICAL MAKEOVER CORPORATION OF AMERICA
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


    Delaware                                                  20-0799349
------------------------                             --------------------------
(State of incorporation)                               (IRS Employer ID Number)


                     500 Australian Avenue South, Suit 700
                         West Palm Beach, Florida 33401
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                         Telephone number (561) 651-4146
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

As of June 30, 2006, there were approximately 65,098,218 shares of the Issuer's common stock, par value $0.0001 per share outstanding.


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

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet...............................................................F-2

Statements of Operations....................................................F-3

Statement of Stockholders' Equity...........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                                                                   June 30, 2006      December 31, 2005
                                                                                -------------------- -------------------
                                                                                    (unaudited)
                    ASSETS
CURRENT ASSETS
  Cash                                                                          $                  0 $                 0
  Accounts receivable                                                                              0                   0
                                                                                -------------------- -------------------
          Total current assets                                                                     0                   0
                                                                                -------------------- -------------------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                                0                   0
        Less accumulated depreciation                                                              0                   0
                                                                                -------------------- -------------------
          Net property and equipment                                                               0                   0
                                                                                -------------------- -------------------
OTHER ASSETS
  Deposits and prepaid expenses                                                                    0                   0
                                                                                -------------------- -------------------
                                                                                                   0                   0
                                                                                -------------------- -------------------
Total Assets                                                                    $                  0 $                 0
                                                                                ==================== ===================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $             49,868 $            18,869
  Accrued liabilities                                                                         56,592              62,592
  Short-term loans and accrued interest                                                      182,000             405,000
  Stockholder loans and accrued interest                                                      46,681              46,681
                                                                                -------------------- -------------------
          Total current liabilities                                                          335,141             533,142
                                                                                -------------------- -------------------
Total Liabilities                                                                            335,141             533,142
                                                                                -------------------- -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                     0                   0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      65,098,218 and 51,592,418 issued and outstanding                                         6,510               5,159
  Additional paid-in capital                                                                 965,357             717,603
  Deficit accumulated during the development stage                                        (1,307,008)         (1,255,904)
                                                                                -------------------- -------------------
          Total stockholders' equity (deficit)                                              (335,141)           (533,142)
                                                                                -------------------- -------------------
Total Liabilities and  Stockholders' Equity (Deficit)                           $                  0 $                 0
                                                                                ==================== ===================




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                           Three Months Ended June 30,
                                   (Unaudited)

                                                                                                                   From
                                                                                                                 March 29,
                                                                                                                   1999
                                                   Three Months Ended               Six Months Ended            (Inception)
                                                        June 30,                        June 30,                  through
                                             -------------------------------   -----------------------------
                                                   2006            2005           2006             2005           June 30, 2006
                                             ---------------- --------------   -------------- --------------   ----------------

REVENUES                                     $              0 $          176   $            0 $        3,777   $         44,413

COST OF SALES                                               0          4,163                0          4,163              4,163
                                             ---------------- --------------   -------------- --------------   ----------------

    GROSS MARGIN                                            0         (3,987)               0           (386)            40,250

OPERATING EXPENSES:
   General and administrative expenses                 17,000        357,604           20,000        430,329            567,571
   Marketing and advertising                                0          6,750                0          9,288            114,153
   Consulting fees                                     16,500         98,435           16,500        107,935            180,604
   Professional fees                                    5,000         13,700            5,000         15,200            195,448
   Interest expense                                     9,604            883            9,604            883             10,487
   Loss on abandonment                                      0              0                0              0            130,964
   Management fees to a related party                       0              0                0          8,000            114,223
   Depreciation                                             0            689                0          1,378              3,445
                                             ---------------- --------------   -------------- --------------   ----------------

          Total expenses                               48,104        478,061           51,104        573,013          1,316,895
                                             ---------------- --------------   -------------- --------------   ----------------

Net income (loss)                            $        (48,104)$     (477,885)  $      (51,104)$     (569,236)  $     (1,272,482)
                                             ================ ==============   ============== ==============   ================

Income (loss) per weighted average
common share                                 $         (0.01) $        (0.01)  $        (0.01)$       (0.01)
                                             ================ ==============   ============== ==============

Number of weighted average common
shares outstanding                                 58,761,405     52,351,702       55,856,578     51,674,694
                                             ================ ==============   ============== ==============








     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                        Deficit
                                                                                                      Accumulated       Total
                                                                       Additional        Note         During the   Stockholders'
                                          Number of        Common        Paid-In      Receivable      Development      Equity
                                            Shares          Stock        Capital      Stockholder        Stage        (Deficit)
                                          ------------- ------------- ------------- --------------  ------------- --------------
BEGINNING BALANCE, March 29, 1999                     0 $           0 $           0 $            0  $           0 $            0

Shares issued to founders                     1,350,000           135          (135)             0              0              0
Sale of stock for cash                           47,400             5         7,895              0              0          7,900
Shares issued for note receivable               102,600            10        17,000        (17,010)             0              0

Net loss                                              0             0             0              0        (11,839)       (11,839)
                                          ------------- ------------- ------------- --------------  ------------- --------------

BALANCE, December 31, 1999                    1,500,000           150        24,760        (17,010)       (11,839)        (3,939)

Collection of note receivable                         0             0             0         17,010              0         17,010
Shares issued for services                        7,500             1         2,499              0              0          2,500
Net loss                                              0             0             0              0        (31,995)       (31,995)
                                          ------------- ------------- ------------- --------------  ------------- --------------

BALANCE, December 31, 2000                    1,507,500           151        27,259              0        (43,834)       (16,424)

Warrants issued to transfer agent                     0             0         1,000              0              0          1,000
Net loss                                              0             0             0              0       (107,990)      (107,990)
                                          ------------- ------------- ------------- --------------  ------------- --------------

BALANCE, December 31, 2001                    1,507,500           151        28,259              0       (151,824)      (123,414)

Net loss                                              0             0             0              0        (28,295)       (28,295)
                                          ------------- ------------- ------------- --------------  ------------- --------------

BALANCE, December 31, 2002                    1,507,500           151        28,259              0       (180,119)      (151,709)

Net loss                                              0             0             0              0        (27,812)       (27,812)
                                          ------------- ------------- ------------- --------------  ------------- --------------

BALANCE, December 31, 2003                    1,507,500           151        28,259              0       (207,931)      (179,521)

Common stock issued for cash                 22,900,000         2,290       287,800              0              0        290,090
Shares issued for services                    9,390,713           939        55,661              0              0         56,600
Shares contributed back to Company           (9,301,300)         (930)          930              0              0              0
Shares issued for settle debt                22,500,000         2,250        87,750              0              0         90,000
Net loss                                              0             0             0              0       (354,405)      (354,405)
                                          ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2004                   46,996,913         4,700       460,400              0       (562,336)       (97,236)
Shares issued for services                    4,595,505           459       257,203              0              0        257,662
Shares issued for acquisitions                1,433,334           143        93,523              0              0         93,666
Shares cancelled for voided acquisitions     (1,433,334)         (143)      (93,523)             0              0        (93,666)
Net loss                                              0             0             0              0       (693,568)      (693,568)
                                          ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2005                   51,592,418         5,159       717,603              0     (1,255,904)      (533,142)
Shares issued for services                      300,000            30        16,470              0              0         16,500
Shares issued for settle debt                13,205,800         1,321       231,284              0              0        232,605
Net loss                                              0             0             0              0        (51,104)       (51,104)
                                          ------------- ------------- ------------- --------------  ------------- --------------
ENDING BALANCE, June 30, 2006
(unaudited)                                  65,098,218 $       6,510 $     965,357 $            0  $  (1,307,008)$     (335,141)
                                          ============= ============= ============= ==============  ============= ==============




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 From
                                                                                                            March 29, 1999
                                                                                                              (Inception)
                                                                                                                through
                                                                          2006                2005           June 30, 2006
                                                                   ------------------  ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $          (41,104) $          (84,234)$        (1,258,904)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                                 16,500                   0             436,989
        Depreciation                                                                0                 689               3,445
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                                  0                   0                   0
        (Increase) decrease in deposits and prepaid expenses                        0                   0                   0
        Increase (decrease) in accounts payable                                30,604                   0              18,868
        Increase (decrease) in accrued liabilities                             (6,000)                  0              65,592
        Increase (decrease) in accrued interest  -related party                     0                   0                   0
        Increase (decrease) in accrued interest                                     0                 882               3,992
        Increase (decrease) in accrued salaries                                     0                   0                   0
                                                                   ------------------  ------------------ -------------------

Net cash used by operating activities                                               0             (82,663)           (730,018)
                                                                   ------------------  ------------------ -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary                                        0             (12,000)            (12,000)
     Purchase of property and equipment                                             0                   0             (20,671)
                                                                   ------------------  ------------------ -------------------

Net cash used by investing activities                                               0             (12,000)            (32,671)
                                                                   ------------------  ------------------ -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                              0                   0             315,000
Proceeds from third party loan                                                      0             115,000             405,000
Payments on stockholders' loans                                                     0             (24,446)            (35,500)
Proceeds from stockholders' loans                                                   0                   0              78,189
                                                                   ------------------  ------------------ -------------------

Net cash provided by financing activities                                           0              90,554             762,689
                                                                   ------------------  ------------------ -------------------

Net increase (decrease) in cash                                                     0              (4,109)                  0
                                                                   ------------------  ------------------ -------------------

CASH, beginning of period                                                           0               4,377                   0
                                                                   ------------------  ------------------ -------------------

CASH, end of period                                                $                0  $              268 $                 0
                                                                   ==================  ================== ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                           $          232,604  $                0
                                                                   ==================  ==================



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with regard to the six months
                   ended June 30, 2006 and 2005 is unaudited)


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

In the second quarter 2006 the Company issued 300,000 shares of restricted common stock in exchange for consulting services valued at $16,500, or $0.055 per share. In the second quarter 2006 the Company issued 13,205,800 shares of restricted common stock to settle $228,000 in short-term debt and $4,604 accrued interest, or $0.02 per share.


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


(5) Income Taxes, continued

utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at June 30, 2006 is 100%.


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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,307,000 accumulated from March 29, 1999 (Inception) through June 30, 2006. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations.


(8) Short-term convertible debt

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate. In June 2005, the Company received a $250,000 convertible loan from a third party. This loan matures in six months and carries a 10% interest rate. In the second quarter 2006 the Company issued 13,205,800 shares of restricted common stock to settle $228,000 in short-term debt and $4,604 accrued interest, or $0.02 per share.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Results of operations

     For the quarter ended June 30, 2006, we experienced no significant changes in our operating activities. Our loss for the quarter, $48,100 was representative of the result of this inaction. Our loss for the same quarter in 2005 was $478,100, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $0 and $200 for the quarter ended June 31, 2006, and 2005, respectively.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended June 30, 2006 included $38,500 in general and administrative expenses. For the quarter ended June 30, 2005, the significant operating expenses included $357,600 in general and administrative expenses and consulting fees of $98,400.

Liquidity and Capital Resources

     For the quarter ended June 30, 2006, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the Quarter ended June 30, 2005.

     At June 30, 2006, the Company had a cash of $0. The Company's total assets did not change from $0 as of December 31, 2005. Total liabilities decreased from $533,100 to $335,100. This decrease is attributable to the settlement of debt by issuance of common stock. As of June 30, 2006, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Results of operations

     For the six months ended June 30, 2006, we experienced no significant changes in our operating activities. Our loss for the period, $51,100 was representative of the result of this inaction. Our loss for the same period in 2005 was $569,200, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $0 and $3,800 for the six months ended June 31, 2006, and 2005, respectively.

Operating Expenses and Charges

     The significant operating expenses for the six months ended June 30, 2006 included $41,500 in general and administrative expenses. For the period ended June 30, 2005, the significant operating expenses included $430,300 in general and administrative expenses and consulting fees of $107,900.

Liquidity and Capital Resources

     For the six months ended June 30, 2006, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the Quarter ended June 30, 2005.

     At June 30, 2006, the Company had a cash of $0. The Company's total assets did not change from $0 as of December 31, 2005. Total liabilities decreased from $533,100 to $335,100. This decrease is attributable to the settlement of debt by issuance of common stock. As of June 30, 2006, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

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

                            PART II OTHER INFORMATION


Item 1 Legal Proceedings

     The Company is a defendant in a civil action styled Glen v.Medical Makeover Corporation of America, et al, Case Number #200594178H, Currently pending in the Circuit Court of the Fifteen Judicial Circuit IN And For Palm Beach County, Florida. The action was filed by a former employee of the Company asserting claims against the Company resulting from his discharge, and also includes claims that the Company took certain alleged protected business concepts and practices from him to and for the benefit of the Company, for all of which he has been allegedly damaged. The Company and its counsel are currently defending this action and believe that the claims as made are without merit and are defensible. The Company intends to vigorously defend these claims.


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

     In the second quarter 2006 the Company issued 13,205,800 shares of restricted common stock to settle $228,000 in short-term debt and $4,604 accrued interest, or $0.02 per share.


Item 3 Defaults upon senior securities

     None


Item 4 Submission of matters to a vote of security holders

     None


Item 5 Other information

     None


Item 6   Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------- -----------------------------------------------------------

31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith

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


Medical Makeover Corporation of America

By: /s/Doug Martin
-----------------------------------------
Chief Executive Officer,
Date: August 23, 2006









-------------------
* has signed both on behalf of the registrant as a duly authorized acting officer and as the Registrant's acting principal accounting officer.