Form 10QSB
period 2006-09-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2006-11-14
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

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


                         Telephone number (561) 514-0194
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

As of November 10, 2006, there were approximately 65,098,218 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

Statement of Stockholders' Equity...........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                                                      September 30, 2006    December 31, 2005
                                                                    --------------------- -------------------
                                                                       (unaudited)
                ASSETS
CURRENT ASSETS
  Cash                                                              $                   0 $                 0
  Accounts receivable                                                                   0                   0
                                                                    --------------------- -------------------

          Total current assets                                                          0                   0
                                                                    --------------------- -------------------

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                     0                   0
        Less accumulated depreciation                                                   0                   0
                                                                    --------------------- -------------------

          Net property and equipment                                                    0                   0
                                                                    --------------------- -------------------

OTHER ASSETS
  Deposits and prepaid expenses                                                         0                   0
                                                                    --------------------- -------------------

                                                                                        0                   0
                                                                    --------------------- -------------------

Total Assets                                                        $                   0 $                 0
                                                                    ===================== ===================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                  $              49,868 $            18,869
  Accrued liabilities                                                              56,592              62,592
  Short-term loans and accrued interest                                           187,000             405,000
  Stockholder loans and accrued interest                                           46,681              46,681
                                                                    --------------------- -------------------

          Total current liabilities                                               340,141             533,142
                                                                    --------------------- -------------------

Total Liabilities                                                                 340,141             533,142
                                                                    --------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000
      shares; 0 issued and outstanding                                                  0                   0
  Common stock, $0.0001 par value, authorized 200,000,000
      shares; 65,098,218 and 51,592,418 issued and outstanding                      6,510               5,159
  Additional paid-in capital                                                      965,357             717,603
  Deficit accumulated during the development stage                             (1,312,008)         (1,255,904)
                                                                    --------------------- -------------------

          Total stockholders' equity (deficit)                                   (340,141)           (533,142)
                                                                    --------------------- -------------------

Total Liabilities and  Stockholders' Equity (Deficit)               $                   0 $                 0
                                                                    ===================== ===================



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                    Three and Nine Months Ended September 30,
                                   (Unaudited)

                                                                                                                From
                                                 Three Months                    Nine Months                March 29, 1999
                                           ----------------------------   -----------------------------  (Inception) through
                                              2006            2005           2006             2005           Sept 30, 2006
                                           ------------- --------------   -------------- --------------   ------------------

REVENUES                                   $           0 $            0   $            0 $        3,777   $           44,413

COST OF SALES                                          0              0                0          4,163                4,163
                                           ------------- --------------   -------------- --------------   ------------------

    GROSS MARGIN                                       0              0                0           (386)              40,250

OPERATING EXPENSES:
   General and administrative expenses                 0         11,843           20,000        421,516              602,097
   Marketing and advertising                           0          4,853                0          9,288              114,153
   Consulting fees                                     0         19,068           16,500        126,003              180,604
   Professional fees                               5,000              0           10,000          4,000              200,448
   Interest expense                                    0              0            9,604            883               10,487
   Loss on abandonment                                 0        130,964                0        130,964              130,964
   Management fees to a related party                  0              0                0              0              114,223
   Depreciation                                        0              0                0          1,378                3,445
                                           ------------- --------------   -------------- --------------   ------------------

          Total expenses                           5,000        166,728           56,104        694,032            1,356,421
                                           ------------- --------------   -------------- --------------   ------------------

Net income (loss)                          $      (5,000)$     (166,728)  $      (56,104)$     (690,255)  $       (1,312,008)
                                           ============= ==============   ============== ==============   ==================

Income (loss) per weighted average
common share                               $       (0.01)$        (0.01)  $        (0.01)$       (0.01)
                                           ============= ==============   ============== ==============

Number of weighted average common
shares outstanding                            65,098,218     51,592,418       59,430,318     51,592,418
                                           ============= ==============   ============== ==============







     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                   Deficit
                                                                                                 Accumulated        Total
                                                                     Additional      Note          During the   Stockholders'
                                           Number of     Common        Paid-In    Receivable      Development       Equity
                                             Shares       Stock        Capital    Stockholder       Stage         (Deficit)
                                          ------------ ---------- ------------- --------------  ------------- ---------------
BEGINNING BALANCE, March 29, 1999                    0 $        0 $           0 $            0  $           0 $             0

Shares issued to founders                    1,350,000        135          (135)             0              0               0
Sale of stock for cash                          47,400          5         7,895              0              0           7,900
Shares issued for note receivable              102,600         10        17,000        (17,010)             0               0

Net loss                                             0          0             0              0        (11,839)        (11,839)
                                          ------------ ---------- ------------- --------------  ------------- ---------------
BALANCE, December 31, 1999                   1,500,000        150        24,760        (17,010)       (11,839)         (3,939)

Collection of note receivable                        0          0             0         17,010              0          17,010
Shares issued for services                       7,500          1         2,499              0              0           2,500
Net loss                                             0          0             0              0        (31,995)        (31,995)
                                          ------------ ---------- ------------- --------------  ------------- ---------------

BALANCE, December 31, 2000                   1,507,500        151        27,259              0        (43,834)        (16,424)

Warrants issued to transfer agent                    0          0         1,000              0              0           1,000
Net loss                                             0          0             0              0       (107,990)       (107,990)
                                          ------------ ---------- ------------- --------------  ------------- ---------------
BALANCE, December 31, 2001                   1,507,500        151        28,259              0       (151,824)       (123,414)

Net loss                                             0          0             0              0        (28,295)        (28,295)
                                          ------------ ---------- ------------- --------------  ------------- ---------------
BALANCE, December 31, 2002                   1,507,500        151        28,259              0       (180,119)       (151,709)

Net loss                                             0          0             0              0        (27,812)        (27,812)
                                          ------------ ---------- ------------- --------------  ------------- ---------------
BALANCE, December 31, 2003                   1,507,500        151        28,259              0       (207,931)       (179,521)

Common stock issued for cash                22,900,000      2,290       287,800              0              0         290,090
Shares issued for services                   9,390,713        939        55,661              0              0          56,600
Shares contributed back to Company          (9,301,300)      (930)          930              0              0               0
Shares issued for settle debt               22,500,000      2,250        87,750              0              0          90,000
Net loss                                             0          0             0              0       (354,405)       (354,405)
                                          ------------ ---------- ------------- --------------  ------------- ---------------
BALANCE, December 31, 2004                  46,996,913      4,700       460,400              0       (562,336)        (97,236)
Shares issued for services                   4,595,505        459       257,203              0              0         257,662
Shares issued for acquisitions               1,433,334        143        93,523              0              0          93,666
Shares cancelled for voided acquisitions    (1,433,334)      (143)      (93,523)             0              0         (93,666)
Net loss                                             0          0             0              0       (693,568)       (693,568)
                                          ------------ ---------- ------------- --------------  ------------- ---------------
BALANCE, December 31, 2005                  51,592,418      5,159       717,603              0     (1,255,904)       (533,142)
Shares issued for services                     300,000         30        16,470              0              0          16,500
Shares issued for settle debt               13,205,800      1,321       231,284              0              0         232,605
Net loss                                             0          0             0              0        (56,104)        (56,104)
                                          ------------ ---------- ------------- --------------  ------------- ---------------
ENDING BALANCE, September 30, 2006
(unaudited)                                 65,098,218 $    6,510 $     965,357 $            0  $  (1,312,008)$      (340,141)
                                          ============ ========== ============= ==============  ============= ===============

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                                                                 From
                                                                                                            March 29, 1999
                                                                                                              (Inception)
                                                                                                                through
                                                                        2006                2005          September 30, 2006
                                                                 ------------------  ------------------ -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $          (56,104) $         (690,255)$            (1,312,008)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                               16,500             257,662                 490,093
        Depreciation                                                              0               1,378                   3,445
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                                0                   0                       0
        (Increase) decrease in deposits and prepaid expenses                      0                   0                       0
        Increase (decrease) in accounts payable                              30,604               3,001                  18,868
        Increase (decrease) in accrued liabilities                           (6,000)             50,658                  65,592
        Increase (decrease) in accrued interest  -related party                   0                   0                       0
        Increase (decrease) in accrued interest                                   0               3,992                   3,992
        Increase (decrease) in accrued salaries                                   0                   0                       0
                                                                 ------------------  ------------------ -----------------------
Net cash used by operating activities                                       (15,000)           (373,564)               (730,018)
                                                                 ------------------  ------------------ -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary                                      0                   0                 (12,000)
     Purchase of property and equipment                                           0                   0                 (20,671)
                                                                 ------------------  ------------------ -----------------------
Net cash used by investing activities                                             0                   0                 (32,671)
                                                                 ------------------  ------------------ -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                            0                   0                 315,000
Proceeds from third party loan                                               15,000             405,000                 405,000
Payments on stockholders' loans                                                   0             (35,500)                (35,500)
Proceeds from stockholders' loans                                                 0                   0                  78,189
                                                                 ------------------  ------------------ -----------------------

Net cash provided by financing activities                                    15,000             369,500                 762,689
                                                                 ------------------  ------------------ -----------------------

Net increase (decrease) in cash                                                   0              (4,064)                      0
                                                                 ------------------  ------------------ -----------------------

CASH, beginning of period                                                         0               4,377                       0
                                                                 ------------------  ------------------ -----------------------

CASH, end of period                                              $                0  $              313 $                     0
                                                                 ==================  ================== =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                         $          232,604  $                0
                                                                 ==================  ==================


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with regard to the nine months
                ended September 30, 2006 and 2005 is unaudited)


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

     e) Interim financial information: The financial statements for the nine months ended September 30, 2006 and 2005, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.


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


(4)  Stockholders' Equity (Deficit), continued

     the Company for cancellation. In June 2005, the Company issued 3,993,250 shares of restricted common stock to the Company's President for services rendered over the prior six months, in accordance with his employment agreement. These shares were valued at $239,595, or $0.06 per share. In the third quarter the Company issued 602,255 shares of restricted common stock in exchange for services valued at $18,068, or $0.03 per share.

     In the second quarter 2006 the Company issued 300,000 shares of restricted common stock in exchange for consulting services valued at $16,500, or $0.055 per share. In the second quarter 2006 the Company issued 13,205,800 shares of restricted common stock to settle $228,000 in short-term debt and $4,604 accrued interest, or $0.02 per share.


(5)  Income Taxes

     Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,317,000 expiring in various years from 2019 through 2026. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at September 30, 2006 is 100%.

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


(6) Related Parties, continued

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

(7)  Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,312,000 accumulated from March 29, 1999 (Inception) through September 30, 2006. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations.


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

FOR THE THREE MONTHS ENDED September 30, 2006 AND 2005

Results of operations

     For the quarter ended September 30, 2006, we experienced no significant changes in our operating activities. Our loss for the quarter, $5,000 was representative of the result of this inaction. Our loss for the same quarter in 2005 was $56,100, principally expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $0 and $0 for the quarter ended September 31, 2006, and 2005, respectively.

Operating Expenses and Charges

     The significant operating expenses for the quarter ended September 30, 2006 included $5,000 in general and administrative expenses. For the quarter ended September 30, 2005, the significant operating expenses included $11,800 in general and administrative expenses and consulting fees of $19,100.

Liquidity and Capital Resources

     For the quarter ended September 30, 2006, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the Quarter ended September 30, 2005.

     At September 30, 2006, the Company had a cash of $0. The Company's total assets did not change from $0 as of December 31, 2005. Total liabilities decreased from $533,100 to $340,100. This decrease is attributable to the settlement of debt by issuance of common stock. As of September 30, 2006, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Results of operations

     For the nine months ended September 30, 2006, we experienced no significant changes in our operating activities. Our loss for the period, $56,100 was representative of the result of this inaction. Our loss for the same period in 2005 was $690,300, principally expenditures made to develop our then new business plan, and the loss on disposal thereof.

Net Operating Revenues

     We had operating revenue of $0 and $3,800 for the six months ended September 31, 2006, and 2005, respectively.

Operating Expenses and Charges

     The significant operating expenses for the nine months ended September 30, 2006 included $46,500 in general and administrative expenses. For the period ended September 30, 2005, the significant operating expenses included $430,800 in general and administrative expenses and consulting fees of $126,000.

Liquidity and Capital Resources

     For the nine months ended September 30, 2006, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the Quarter ended June 30, 2005.

     At September 30, 2006, the Company had a cash of $0. The Company's total assets did not change from $0 as of December 31, 2005. Total liabilities decreased from $533,100 to $340,100. This decrease is attributable to the settlement of debt by issuance of common stock. As of September 30, 2006, the Company had no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

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

* Filed herewith

     (b) Reports on Form 8-K

     Current Report filed on July 7, 2006 reporting change of Officers and Directors

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    MEDICAL MAKEOVER CORPORATION OF AMERICA


By: /s/ Doug Martin
-----------------------------------------
Chief Executive Officer

Date: November 14, 2006