Form 10KSB
period 2006-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2007-04-16
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

                                       Or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________


Commission file number 000-30621


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


State issuer's revenues for its most recent fiscal year ended December 31, 2006:
$0.


Of the 65,098,218 shares of voting stock of the registrant issued and outstanding as of December 31, 2006, 42,598,318 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on December 31, 2006:
US $638,973.


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

     On February 6, 2004, Gala Enterprises Ltd., a Belize corporation, made a cash payment to the Company in the amount of ninety thousand dollars ($90,000) in exchange for 22,500,000 shares of the Company's restricted Common Stock, issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 144 promulgated thereunder. The purpose of this transaction was to effect a change of control to Gala Enterprises Ltd. The purpose of the cash payment was to provide sufficient funds for the Company to satisfy a portion of its outstanding debts. As of this date, the issuance represents 19.87% of the issued and outstanding common stock of the Company.

     Our principal place of business is 500 Australian Avenue South, Suite 700, West Palm Beach, Florida 33401, and our telephone number at that address is
(561) 514-0196.

(b) Business of the Company

     With the failure of the Company's last two business  plans, it has reverted
to  the  development   stage.   Management  is  currently   evaluating   several
opportunities.

Employees

     As of December 31, 2006, the Company employed one (1) full time and no part time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen. We anticipate hiring additional employees over the next twelve months if we are successful in implementing a new plan of operations.

Avaliable Information

     Information   regarding  the  Company's  annual  reports  on  Form  10-KSB, quarterly reports on Form 10- QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1- 800-SEC-0330 for further information on the public reference room.

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

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

     At December 31, 2006, we had a working capital deficiency of approximately $353,000. We will require significant cash during 2007, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

     The terms on which we may raise additional capital may result in significant dilution and may impair our stock price. Because of our cash position, our stock price and our immediate cash requirements, it is difficult for us to raise capital for any acquisition. We cannot assure you that we will be able to get financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price that is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

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

We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10- KSB beginning with our report for the fiscal year ended December 31, 2006.

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


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's current executive offices are at 500 Australian Avenue South, Suite 700, West Palm Beach, Florida 33401. The property consists of approximately 120 square feet of finished office space. We pay no rent or other fees for the use of this executive office as this office is used virtually full-time by other businesses and a shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new business plan.


ITEM 3. LEGAL PROCEEDINGS

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

   Year 2003                          High              Low
   -------------------                ------            -----
   First Quarter                      n/a               n/a
   Second Quarter                     n/a               n/a
   Third Quarter                      $1.50             $0.00
   Fourth Quarter                     $3.00             $1.50

   Year 2004                          High              Low
   -------------------                ------            -----
   First Quarter                      $3.00             $0.24
   Second Quarter                     $0.67             $0.31
   Third Quarter                      $0.32             $0.10
   Fourth Quarter                     $0.33             $0.09

   Year 2005                          High              Low
   -------------------                ------            -----
   First Quarter                      $0.38             $0.14
   Second Quarter                     $0.19             $0.09
   Third Quarter                      $0.11             $0.02
   Fourth Quarter                     $0.09             $0.01

   Year 2006                          High              Low
   -------------------                ------            -----
   First Quarter                      $0.15             $0.01
   Second Quarter                     $0.15             $0.02
   Third Quarter                      $0.05             $0.02
   Fourth Quarter                     $0.02             $0.01

   Year 2007                          High              Low
   -------------------                ------            -----
   First Quarter                      $0.02             $0.01

Transfer Agent

     Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321. Their telephone number is (954) 272-9294.

     (b) Holders. As of December 31, 2006, there were approximately forty (40) holders of record of our common stock, which excludes those shareholders holding stock in street name.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2006. We have not authorized any such plan for the fiscal year ended December 31, 2006.

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

FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005

Results of operations

     For the twelve months ended December 31, 2006 and 2005, we had no significant operations.

Net Operating Revenues

     There was no operating revenue for the twelve months ended December 31, 2006, and 2005 respectively.

Operating Expenses and Charges

     The significant operating expenses for the twelve months ended December 31, 2006 included $26,000 in general and administrative expenses; $17,000 in professional fees and $16,500 in consulting fees. For the twelve months ended December 31, 2005, the significant expenses were $84,861 in general and administrative expenses; $339,993 in salaries (paid in common stock), $126,000 in consulting fees.

Liquidity and Capital Resources

     For the twelve months ended December 31, 2006 and 2005, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

     As of December 31, 2006, the Company had cash of $0. The Company's total assets decreased from $29,747 as of December 31, 2004 to $0. This decrease is attributable to the failure of its prior business plans. At December 31, 2006, total liabilities decreased from $533,142 to $353,141. This decrease is attributable to the $232,600 in debt converted to common stock. As of December 31, 2006, the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term loans and a stockholder loan.

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

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $1,325,008 and a working capital deficiency of $343,141 at December 31, 2006 and net losses from operations of $69,104 and $566,406, respectively, for the years ended December 31, 2006 and 2005. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off- balance sheet arrangements during the next 12 months.







                [Balance of this page intentionally left blank.]

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

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Medical Makeover Corporation of America
West Palm Beach, FL

I have audited the accompanying balance sheet of Medical Makeover Corporation of America, as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America as of December 31, 2006, and the results of its operations and its cash flows for the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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


                                                    /s/ Lawrence Scharfman, CPA.
                                                        Lawrence Scharfman, CPA.
Boynton Beach, Florida
April 9, 2006

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                  December 31,

                                                                      2006            2005
                                                                --------------- --------------
                         ASSETS
CURRENT ASSETS
  Cash                                                          $             0 $            0
 Inventory                                                                    0              0
                                                                --------------- --------------
          Total current assets                                                0              0
                                                                --------------- --------------
PROPERTY AND EQUIPMENT
  Leasehold improvements                                                      0              0
  Furniture, fixtures and equipment                                           0              0
  Vehicles                                                                    0              0
        Less accumulated depreciation                                         0              0
                                                                --------------- --------------
          Net property and equipment                                          0              0
                                                                --------------- --------------
OTHER ASSETS
  Goodwill                                                                    0              0
  Deposits and prepaid expenses                                               0              0
                                                                --------------- --------------
                                                                              0              0
                                                                --------------- --------------
Total Assets                                                    $             0 $            0
                                                                =============== ==============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $        49,868 $       18,869
  Accrued liabilities                                                    69,592         62,592
  Short-term loans                                                      187,000        405,000
  Stockholder loans and accrued interest                                 46,681         46,681
                                                                --------------- --------------
          Total current liabilities                                     353,141        533,142
                                                                --------------- --------------
Total Liabilities                                                       353,141        533,142
                                                                --------------- --------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized
      10,000,000 shares; 0 issued and outstanding                             0              0
  Common stock, $0.0001 par value, authorized
      10,000,000,000 shares; 65,098,218 and
      51,592,418 issued and outstanding                                   6,510          5,159
  Additional paid-in capital                                            965,357        717,603
  Deficit accumulated during the development stage                   (1,325,008)    (1,255,904)
                                                                --------------- --------------
          Total stockholders' equity (deficit)                         (353,141)      (533,142)
                                                                --------------- --------------
Total Liabilities and  Stockholders' Equity (Deficit)           $             0 $            0
                                                                =============== ==============


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                         For The Year Ended December 31,

                                                                                                       From
                                                                                                  March 29, 1999
                                                                                                   (Inception)
                                                                                                     Through
                                                                 2005              2005         December 31, 2006
                                                          ------------------ ----------------- --------------------

REVENUES                                                  $                0 $           3,803 $             44,413

COST OF SALES                                                              0             4,163                4,163
                                                          ------------------ ----------------- --------------------
    GROSS MARGIN                                                           0              (360)              40,250

OPERATING EXPENSES:
   General and administrative expenses                                26,000           424,854              608,097
   Marketing and advertising                                          16,500             9,288              114,153
   Consulting fees                                                    17,000           126,003              180,604
   Professional fees                                                   9,604             4,000              207,448
   Interest expense                                                        0               883               10,487
   Management fees to a related party                                      0                 0              114,223
   Depreciation                                                            0             1,378                3,445
                                                          ------------------ ----------------- --------------------
          Total expenses                                              69,104           566,406            1,238,457
                                                          ------------------ ----------------- --------------------
Other income (expense)
   Loss on abandonment                                                     0          (130,964)            (130,964)
                                                          ------------------ ----------------- --------------------
Net income (loss)                                         $          (69,104)$        (693,567)$         (1,325,008)
                                                          ================== ================= ====================
Income (loss) per weighted average common share           $            (0.01)$           (0.01)
                                                          ================== =================
Number of weighted average common shares outstanding              59,430,318        51,592,418
                                                          ================== =================





     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated       Total
                                                                    Additional      Note       During the    Stockholders'
                                            Number of     Common      Paid-In    Receivable    Development       Equity
                                             Shares        Stock      Capital   Stockholder      Stage        (Deficit)
                                           ------------ ----------- ----------- ------------ --------------- --------------
BEGINNING BALANCE, March 29, 1999                     0 $         0 $         0 $          0 $             0 $            0

Shares issued to founders                     1,350,000         135        (135)           0               0              0
Sale of stock for cash                           47,400           5       7,895            0               0          7,900
Shares issued for note receivable               102,600          10      17,000      (17,010)              0              0

Net loss                                              0           0           0            0         (11,839)       (11,839)
                                           ------------ ----------- ----------- ------------ --------------- --------------
BALANCE, December 31, 1999                    1,500,000         150      24,760      (17,010)        (11,839)        (3,939)

Collection of note receivable                         0           0           0       17,010               0         17,010
Shares issued for services                        7,500           1       2,499            0               0          2,500
Net loss                                              0           0           0            0         (31,995)       (31,995)
                                           ------------ ----------- ----------- ------------ --------------- --------------
BALANCE, December 31, 2000                    1,507,500         151      27,259            0         (43,834)       (16,424)

Warrants issued to transfer agent                     0           0       1,000            0               0          1,000
Net loss                                              0           0           0            0        (107,990)      (107,990)
                                           ------------ ----------- ----------- ------------ --------------- --------------
BALANCE, December 31, 2001                    1,507,500         151      28,259            0        (151,824)      (123,414)

Net loss                                              0           0           0            0         (28,295)       (28,295)
                                           ------------ ----------- ----------- ------------ --------------- --------------
BALANCE, December 31, 2002                    1,507,500         151      28,259            0        (180,119)      (151,709)

Net loss                                              0           0           0            0         (27,812)       (27,812)
                                           ------------ ----------- ----------- ------------ --------------- --------------
BALANCE, December 31, 2003                    1,507,500         151      28,259            0       (207,931)      (179,521)

Common stock issued for cash                 22,900,000       2,290     287,800            0               0        290,090
Shares issued for services                    9,390,713         939      55,661            0               0         56,600
Shares contributed back to Company           (9,301,300)       (930)        930            0               0              0
Shares issued for settle debt                22,500,000       2,250      87,750            0               0         90,000
Net loss                                              0           0           0            0        (354,405)      (354,405)
                                           ------------ ----------- ----------- ------------ --------------- --------------
BALANCE, December 31, 2004                   46,996,913       4,700     460,400            0        (562,336)       (97,236)
Shares issued for services                    4,595,505         459     257,203            0               0        257,662
Shares issued for acquisitions                1,433,334         143      93,523            0               0         93,666
Shares cancelled for voided acquisitions     (1,433,334)       (143)    (93,523)           0               0        (93,666)
Net loss                                              0           0           0            0        (693,568)      (693,568)
                                           ------------ ----------- ----------- ------------ --------------- --------------
BALANCE, December 31, 2005                   51,592,418       5,159     717,603            0      (1,255,904)      (533,142)
Shares issued for services                      300,000          30      16,470            0               0         16,500
Shares issued to settle debt                 13,205,800       1,321     231,284            0               0        232,605
Net loss                                              0           0           0            0         (69,104)       (69,104)
                                           ------------ ----------- ----------- ------------ --------------- --------------
ENDING BALANCE, December 31, 2006            65,098,218 $     6,510 $   965,357 $          0 $    (1,325,008)$     (353,141)
                                           ============ =========== =========== ============ =============== ==============

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         For the Year Ended December 31,

                                                                                                      From
                                                                                                 March 29, 1999
                                                                                                  (Inception)
                                                                                                    Through
                                                                      2005          2005       December 31, 2005
                                                                  ------------- ------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $     (69,104)$    (693,568)$         (1,325,008)
Adjustments to reconcile net loss to net cash used by
operating activities:
     Stock issued for services                                           16,500       257,662              440,422
     Depreciation                                                             0         1,378                3,445
Changes in operating assets and liabilities
     (Increase) decrease in deposits and prepaid expenses                     0             0                    0
     Increase (decrease) in accounts payable                             30,604         3,001               49,473
     Increase (decrease) in accrued liabilities                           7,000        53,658               69,502
     Increase (decrease) in accrued interest - related party                  0             0                    0
     Increase (decrease) in accrued interest                                  0         3,992                3,992
     Increase (decrease) in accrued salaries                                  0             0                    0
                                                                  ------------- ------------- --------------------
Net cash used by operating activities                                   (15,000)     (373,877)            (758,174)
                                                                  ------------- ------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       0             0              (20,671)
                                                                  ------------- ------------- --------------------
Net cash used by investing activities                                         0             0              (20,671)
                                                                  ------------- ------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                        0             0              315,000
Proceeds from third party loan                                           15,000       405,000              420,000
Payments on third party loans                                                 0             0                    0
Payments on stockholders' loans                                               0       (35,500)             (35,500)
Proceeds from stockholders' loans                                             0             0               78,189
                                                                  ------------- ------------- --------------------
Net cash provided by financing activities                                15,000       369,500              777,689
                                                                  ------------- ------------- --------------------

Net increase (decrease) in cash                                               0        (4,377)              (1,156)
                                                                  ------------- ------------- --------------------
CASH, beginning of period                                                     0         4,377                    0
                                                                  ------------- ------------- --------------------
CASH, end of period                                               $           0 $           0 $             (1,156)
                                                                  ============= ============= ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                             $           0 $         883
                                                                  ============= =============
Non-Cash Financing Activities:
  144 common stock issued to retire debt                          $     232,605 $           0
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

c) Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended December 31, 2006 and 2005.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2006, no preferred stock shares were issued and outstanding.

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

In 2006 the Company issued 300,000 shares of restricted common stock in exchange for consulting services values at $16,500, or $0.055 per share. In 2006 the Company issued 13,205,800 shares of restricted common stock to settle $228,000 of short-term debt and $4,604 of accrued interest, or $0.02 per share.

(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,325,000 expiring in various years from 2019 through 2026. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(5) Income Taxes , continued

the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2006 is 100%.

(6) Related Parties

a) Related party notes payable: In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company's two officers. These notes carried an interest rate of 15%. One matured on December 1, 2004, which terms were modified on January 21, 2005, to a) $10,000 payment at signing, b) the execution of a promissory note in the amount $47,750, with an interest rate of 15%, payable monthly for 12 months, c) 6,100,000 shares of the Company are contributed back to the Company and d) the Company issues 89,413 additional shares of restricted common stock earned under the original employment agreement, and the other has been converted to monthly payments over 12 months beginning in November 2004. Payments amounting to $35,500 were made on these notes in the first half-year of 2005.

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,325,000 accumulated from March 29, 1999 (Inception) through December 31, 2006. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations.

(9) Short-term convertible debt

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005 in cash as a short-term loan. This loan matured in six months and carries a 10% interest rate. This note was converted into common stock of the Company in 2006.

In June 2005, the Company received a $250,000 convertible loan from a third party. This loan matured in six months and carries a 10% interest rate. $100,000 of this note was converted to common stock of the Company in 2006, and the Company remains in default on the balance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

Item 8A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures:

     As of the end of the period, (December 31, 2006), of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                  Age       Position(s) with Company      Since
---------------       ---       ----------------------------------------------
Douglas Martin        42        President                     July 7, 2006
Robert Rudman         59        Chief Financial Officer       July 7, 2006

Business Experience

     Douglas P. Martin, age 42, Director, President and Chairman of the Board. Prior to entering the business field, Mr. Martin, a Canadian citizen, attended schools in country-regionCanada as part of his formal education, including the receipt of a degree from country-regionSir country-regionSanford country-regionFleming country-regionCollege and advanced credits from the country-regioncountry-regionUniversity of country-regionGuelph. Mr. Martin is the Chairman and Sole Shareholder of D.P. Martin & Associates, Inc., country-regioncountry-regionPalm Beach County, country-regionFlorida. For more than five (5) years, Mr. Martin and D.P. Martin & Associates, Inc. have established a network of business and financial investors, and with this extensive network serves as a business consultant to a wide variety of public and private companies in the United States market.

     Robert Rudman, Chief Financial Officer, Secretary and Treasurer. Mr. Rudman, a Canadian citizen, is the Chairman of SmarTire Systems Inc. of Richmond, British Columbia, Canada. He is a Canadian Chartered Accountant with seventeen years of experience assisting public companies. Mr. Rudman joined SmarTire in 1993 as the Chief Financial Officer after serving as an independent financial consultant for several months. He became the President of SmarTire in 1996, and then Chairman and Chief Executive Officer in 1999. Prior to joining SmarTire, Mr. Rudman was a partner in a consulting firm providing professional assistance to publicly traded companies. Mr. Rudman became a Chartered
Accountant in 1974 and worked with Laventhol & Horwath and Price Waterhouse & Co. in Winnipeg, Manitoba. In addition to his Chartered Accountancy degree, Mr. Rudman holds a Bachelor of Arts degree from Lakehead University in Thunder Bay, Ontario.

Committees of the Board of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors

     Our directors receive cash compensation of $1,000 per month, which is currently accrued, for their services as directors or members of committees of the board, and are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

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

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                        --------------------              -----------------------  -------------
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual         Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------
Randy Baker       2006          0
                  2005    239,595**          $  60,000*
                  2004      4,500*
                  2003          0

------------------

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

                                                Common Stock
                                            Beneficially Owned
                            Title of       ------------------------
Name and Address               Class      Number         Percent (1)
-----------------------------------------------------------------------

Douglas Martin              Common       1,797,500         2.71%
Robert Rudman               Common               0         0.0%
Randy Baker                 Common       3,993,250         6.1%
Gala Enterprises Ltd.       Common      13,198,700        19.87%
----------------------------------------------------------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2006. As of December 31, 2006, there were 65,098,218 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
(i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders: None.


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

     (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2006, we did not file any reports on Form 8- K.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees. The aggregate fees billed for professional services rendered was $4,000 and $4,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2006 and 2005.

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

                     Medical Makeover Corporation of America
                    ----------------------------------------
                                  (Registrant)

Date: April 13, 2007      By: /s/ Douglas P. Martin
                            ----------------------------------------
                            Douglas P. Martin, President and Chairman


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                   Date

/s/ Douglas P. Martin
--------------------
Douglas P. Martin             President & Chairman                April 13, 2006