Form 10QSB
period 2007-03-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2007-05-22
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

(Mark one)
----------------------
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-11596

                     MEDICAL MAKEOVER CORPORATION OF AMERICA
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Delaware                                                   65-0907798
------------------------                             --------------------------
(State of incorporation)                               (IRS Employer ID Number)

                     500 Australian Avenue South, Suite 700
                         West Palm Beach, Florida 33401
                -----------------------------------------------
                    (Address of principal executive offices)

                         Telephone number (561) 514-0194
                  -------------------------------------------
                           (Issuer's telephone number)


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

     As of March 31, 2007, there were approximately 65,098,218 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

Statement of Stockholders' Equity...........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                                  Balance Sheet

                                                                                   March 31, 2007      December 31, 2006
                                                                                -------------------- -------------------
                                                                                    (unaudited)
                    ASSETS
CURRENT ASSETS
  Cash                                                                          $                  0 $                 0
  Accounts receivable                                                                              0                   0
                                                                                -------------------- -------------------
          Total current assets                                                                     0                   0
                                                                                -------------------- -------------------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                                0                   0
        Less accumulated depreciation                                                              0                   0
                                                                                -------------------- -------------------
          Net property and equipment                                                               0                   0
                                                                                -------------------- -------------------
OTHER ASSETS
  Deposits and prepaid expenses                                                                    0                   0
                                                                                -------------------- -------------------
                                                                                                   0                   0
                                                                                -------------------- -------------------
Total Assets                                                                    $                  0 $                 0
                                                                                ==================== ==================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $             49,868 $            49,868
  Accrued liabilities                                                                         69,592              69,592
  Short-term loans and accrued interest                                                      187,000             187,000
  Stockholder loans and accrued interest                                                      46,681              46,681
                                                                                -------------------- -------------------
          Total current liabilities                                                          353,141             353,141
                                                                                -------------------- -------------------
Total Liabilities                                                                            353,141             353,141
                                                                                -------------------- -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                     0                   0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      65,098,218 and 65,098,218 issued and outstanding                                         6,510               6,510
  Additional paid-in capital                                                                 965,357             965,357
  Deficit accumulated during the development stage                                        (1,325,008)         (1,325,008)
                                                                                -------------------- -------------------
          Total stockholders' equity (deficit)                                              (353,141)           (353,141)
                                                                                -------------------- -------------------
Total Liabilities and  Stockholders' Equity (Deficit)                           $                  0 $                 0
                                                                                ==================== ==================

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)

                                                                                                    From
                                                                                               March 29, 1999
                                                                                             (Inception) through
                                                                    2007            2006        March 31, 2007
                                                                 ------------   ------------   ----------------
REVENUES                                                         $          0   $          0   $         44,413
                                                                 ------------   ------------   ----------------

OPERATING EXPENSES:
    General and administrative expenses                                     0         26,000            608,097
        Marketing and advertising                                           0         16,500            114,153
   Consulting fees                                                          0         17,000            180,604
   Professional fees                                                        0          9,604            207,448
   Interest expense                                                         0              0             10,487
   Management fees to a related party                                       0              0            114,223
   Loss on abandonment                                                      0              0            130,964
   Depreciation                                                             0              0              3,445
                                                                 ------------   ------------   ----------------
          Total expenses                                                    0         69,104          1,369,421
                                                                 ------------   ------------   ----------------

Net income (loss)                                                $          0   $    (69,104)  $     (1,325,008)
                                                                 ============   ============   ================

Income (loss) per weighted average common share                  $      (0.01)  $      (0.01)
                                                                 ============   ============

Number of weighted average common shares outstanding               59,430,318     59,430,318
                                                                 ============   ============




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                      Deficit
                                                                                                    Accumulated       Total
                                                                     Additional        Note         During the   Stockholders'
                                        Number of        Common        Paid-In      Receivable      Development      Equity
                                          Shares          Stock        Capital      Stockholder        Stage        (Deficit)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BEGINNING BALANCE, March 29, 1999                   0 $           0 $           0 $            0  $           0 $            0

Shares issued to founders                   1,350,000           135          (135)             0              0              0
Sale of stock for cash                         47,400             5         7,895              0              0          7,900
Shares issued for note receivable             102,600            10        17,000        (17,010)             0              0
Net loss                                            0             0             0              0        (11,839)       (11,839)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 1999                  1,500,000           150        24,760        (17,010)       (11,839)        (3,939)

Collection of note receivable                       0             0             0         17,010              0         17,010
Shares issued for services                      7,500             1         2,499              0              0          2,500
Net loss                                            0             0             0              0        (31,995)       (31,995)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2000                  1,507,500           151        27,259              0        (43,834)       (16,424)

Warrants issued to transfer agent                   0             0         1,000              0              0          1,000
Net loss                                            0             0             0              0       (107,990)      (107,990)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2001                  1,507,500           151        28,259              0       (151,824)      (123,414)

Net loss                                            0             0             0              0        (28,295)       (28,295)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2002                  1,507,500           151        28,259              0       (180,119)      (151,709)

Net loss                                            0             0             0              0        (27,812)       (27,812)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2003                  1,507,500           151        28,259              0       (207,931)      (179,521)

Common stock issued for cash               22,900,000         2,290       287,800              0              0        290,090
Shares issued for services                  9,390,713           939        55,661              0              0         56,600
Shares contributed back to Company         (9,301,300)         (930)          930              0              0              0
Shares issued for settle debt              22,500,000         2,250        87,750              0              0         90,000
Net loss                                            0             0             0              0       (354,405)      (354,405)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2004                 46,996,913         4,700       460,400              0       (562,336)       (97,236)
Shares issued for services                  4,595,505           459       257,203              0              0        257,662
Shares issued for acquisitions              1,433,334           143        93,523              0              0         93,666
Shares cancelled for voided acquisitions   (1,433,334)         (143)      (93,523)             0              0        (93,666)
Net loss                                            0             0             0              0       (693,568)      (693,568)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2005                 51,592,418         5,159       717,603              0     (1,255,904)      (533,142)
Shares issued for services                    300,000            30        16,470              0              0         16,500
Shares issued for settle debt              13,205,800         1,321       231,284              0              0        232,605
Net loss                                            0             0             0              0        (69,104)       (69,104)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2006                65,098,218  $       6,510 $     965,357 $            0  $  (1,325,008)$     (353,141)

Net loss                                            0              0            0              0               0             0
                                        ------------- ------------- ------------- --------------  -------------- -------------
BALANCE, March 31, 2007                    65,098,218 $       6,510 $     965,357 $            0  $   (1,325,008)$    (353,141)
(Unaudited)                             ------------- ------------- ------------- --------------  -------------- -------------


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                        From
                                                                                                     March 29, 1999
                                                                                                      (Inception)
                                                                                                        through
                                                                         2007             2006       March 31, 2007
                                                                   ---------------  --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $             0  $       (69,104)$     (1,325,008)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                                   0           16,500          440,422
        Depreciation                                                             0                0            3,445
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                               0                0                0
        (Increase) decrease in deposits and prepaid expenses                     0                0                0
        Increase (decrease) in accounts payable                                  0           30,604           49,473
        Increase (decrease) in accrued liabilities                               0            7,000           69,502
        Increase (decrease) in accrued interest  -related party                  0                0                0
        Increase (decrease) in accrued interest                                  0                0            3,992
        Increase (decrease) in accrued salaries                                  0                0                0
                                                                   ---------------  --------------- ----------------
Net cash used by operating activities                                            0          (15,000)        (758,174)
                                                                   ---------------  --------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary                                     0                0                0
     Purchase of property and equipment                                          0                0          (20,671)
                                                                   ---------------  --------------- ----------------
Net cash used by investing activities                                            0                0          (20,671)
                                                                   ---------------  --------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           0                0          315,000
Proceeds from third party loan                                                   0           15,000          420,000
Payments on stockholders' loans                                                  0                0          (35,500)
Proceeds from stockholders' loans                                                0                0           78,189
                                                                   ---------------  --------------- ----------------
Net cash provided by financing activities                                        0           15,000          777,689
                                                                   ---------------  --------------- ----------------
Net increase (decrease) in cash                                                  0                0           (1,156)
                                                                   ---------------  --------------- ----------------

CASH, beginning of period                                                        0                0                0
                                                                   ---------------  --------------- ----------------
CASH, end of period                                                $             0  $             0 $        (1,156)
                                                                   ===============  =============== ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                           $             0  $      232,604
                                                                   ===============  ==============


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
               (Information with regard to the three months ended
                      March 31, 2007 and 2006 is unaudited)


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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(3) Significant Accounting Policies, continued

     e) Interim financial information: The financial statements for the three months ended March 31, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,325,008 accumulated from March 29, 1999 (Inception) through March 31, 2007. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Discussion and Analysis

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

     For the quarter ended March 31, 2007, we experienced no significant changes in our operating activities. Our loss for the same quarter in 2006 was higher, principally due to expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $0 and $0 for the quarters ended March 31, 2007, and 2006, respectively.

Operating Expenses and Charges

     The operating expenses for the quarter ended March 31, 2007 were $0. For the quarter ended March 31, 2006, the significant operating expenses were $69,104.

Liquidity and Capital Resources

     For the quarter ended March 31, 2007, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the quarter ended March 31, 2006.

     At March 31, 2007, the Company had cash of $0 and no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

Business Plan and Strategy

     As a direct result of the failure of the Company's business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $1,325,008 and net losses from operations of $0 and $69,104, respectively, for the three months ended March 31, 2007 and 2006. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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



                            PART II OTHER INFORMATION


Item 1 Legal Proceedings

     The  Company  is a  defendant  in a civil  action  styled  Glen v.  Medical
Makeover Corporation of America, et al, Case Number # 200594178H, currently pending in the Circuit Court of the Fifteen Judicial Circuit IN AND FOR Palm Beach County, Florida. The action was filed by a former employee of the company asserting claims against the Company resulting from his discharge, and also includes claims that the Company took certain alleged protected business concepts and practices from him to and for the benefit of the Company, for all of which he has been allegedly damaged. The Company and its counsel are currently defending this action and believe that the claims as made are without merit and are defensible. The Company intends to vigorously defend these claims.


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

32.2      Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
-------------------------------------------------
*  Filed herewith.


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


                    Medical Makeover Corporation of America

      By: /s/ Douglas P. Martin
      ----------------------------------------
      Douglas P. Martin
      Chief Executive Officer and Director

Date: May 21, 2007