Form 10QSB
period 2007-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2007-08-14
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

(Mark one)
----------------------
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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


As of June 30, 2007, there were approximately 70,535,276 shares of the Issuer's common stock, par value $0.0001 per share outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.

                                     INDEX

     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

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

Statement of Stockholders' Equity...........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                                  Balance Sheet

                                                                                   June 30, 2007      December 31, 2006
                                                                                -------------------- -------------------
                                                                                    (unaudited)
                    ASSETS
CURRENT ASSETS
  Cash                                                                          $                  0 $                 0
  Accounts receivable                                                                              0                   0
                                                                                -------------------- -------------------
          Total current assets                                                                     0                   0
                                                                                -------------------- -------------------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                                                                0                   0
        Less accumulated depreciation                                                              0                   0
                                                                                -------------------- -------------------
          Net property and equipment                                                               0                   0
                                                                                -------------------- -------------------
OTHER ASSETS
  Deposits and prepaid expenses                                                                    0                   0
                                                                                -------------------- -------------------
                                                                                                   0                   0
                                                                                -------------------- -------------------
Total Assets                                                                    $                  0 $                 0
                                                                                ==================== ===================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $             77,368 $            49,868
  Accrued liabilities                                                                         69,592              69,592
  Short-term loans and accrued interest                                                      171,884             187,000
  Stockholder loans and accrued interest                                                      46,681              46,681
                                                                                -------------------- -------------------
          Total current liabilities                                                          365,525             353,141
                                                                                -------------------- -------------------
Total Liabilities                                                                            365,525             353,141
                                                                                -------------------- -------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                     0                   0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      70,535,276 and 65,098,218 issued and outstanding                                         7,054               6,510
  Additional paid-in capital                                                                 983,299             965,357
  Deficit accumulated during the development stage                                        (1,358,364)         (1,325,008)
                                                                                -------------------- -------------------
          Total stockholders' equity (deficit)                                              (365,525)           (353,141)
                                                                                -------------------- -------------------
Total Liabilities and  Stockholders' Equity (Deficit)                           $                  0 $                 0
                                                                                ==================== ===================

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                           Six Months Ended June 30
                                   (Unaudited)

                                                                                                    From
                                                                                               March 29, 1999
                                                                                             (Inception) through
                                                                    2007            2006        June 30, 2007
                                                                 ------------   ------------   ----------------
REVENUES                                                         $          0   $          0   $         44,413
                                                                 ------------   ------------   ----------------
OPERATING EXPENSES:
   General and administrative expenses                                 21,000         20,000            629,097
   Marketing and advertising                                                0              0            114,153
   Consulting fees                                                          0         16,500            180,604
   Professional fees                                                    6,500          5,000            213,948
   Interest expense                                                     5,856          9,604             16,343
   Management fees to a related party                                       0              0            114,223
   Loss on abandonment                                                      0              0            130,964
   Depreciation                                                             0              0              3,445
                                                                 ------------   ------------   ----------------
          Total expenses                                               33,356         51,104          1,402,777
                                                                 ------------   ------------   ----------------
Net income (loss)                                                $    (33,356)  $    (51,104)  $     (1,358,364)
                                                                 ============   ============   ================

Income (loss) per weighted average common share                  $      (0.01)  $      (0.01)
                                                                 ============   ============

Number of weighted average common shares outstanding               66,389,895     55,856,578
                                                                 ============   ============




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                      Deficit
                                                                                                    Accumulated       Total
                                                                     Additional        Note         During the   Stockholders'
                                        Number of        Common        Paid-In      Receivable      Development      Equity
                                          Shares          Stock        Capital      Stockholder        Stage        (Deficit)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BEGINNING BALANCE, March 29, 1999                   0 $           0 $           0 $            0  $           0 $            0

Shares issued to founders                   1,350,000           135          (135)             0              0              0
Sale of stock for cash                         47,400             5         7,895              0              0          7,900
Shares issued for note receivable             102,600            10        17,000        (17,010)             0              0
Net loss                                            0             0             0              0        (11,839)       (11,839)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 1999                  1,500,000           150        24,760        (17,010)       (11,839)        (3,939)

Collection of note receivable                       0             0             0         17,010              0         17,010
Shares issued for services                      7,500             1         2,499              0              0          2,500
Net loss                                            0             0             0              0        (31,995)       (31,995)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2000                  1,507,500           151        27,259              0        (43,834)       (16,424)

Warrants issued to transfer agent                   0             0         1,000              0              0          1,000
Net loss                                            0             0             0              0       (107,990)      (107,990)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2001                  1,507,500           151        28,259              0       (151,824)      (123,414)

Net loss                                            0             0             0              0        (28,295)       (28,295)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2002                  1,507,500           151        28,259              0       (180,119)      (151,709)

Net loss                                            0             0             0              0        (27,812)       (27,812)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2003                  1,507,500           151        28,259              0       (207,931)      (179,521)

Common stock issued for cash               22,900,000         2,290       287,800              0              0        290,090
Shares issued for services                  9,390,713           939        55,661              0              0         56,600
Shares contributed back to Company         (9,301,300)         (930)          930              0              0              0
Shares issued for settle debt              22,500,000         2,250        87,750              0              0         90,000
Net loss                                            0             0             0              0       (354,405)      (354,405)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2004                 46,996,913         4,700       460,400              0       (562,336)       (97,236)
Shares issued for services                  4,595,505           459       257,203              0              0        257,662
Shares issued for acquisitions              1,433,334           143        93,523              0              0         93,666
Shares cancelled for voided acquisitions   (1,433,334)         (143)      (93,523)             0              0        (93,666)
Net loss                                            0             0             0              0       (693,568)      (693,568)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2005                 51,592,418         5,159       717,603              0     (1,255,904)      (533,142)
Shares issued for services                    300,000            30        16,470              0              0         16,500
Shares issued for settle debt              13,205,800         1,321       231,284              0              0        232,605
Net loss                                            0             0             0              0        (69,104)       (69,104)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2006                65,098,218  $       6,510 $     965,357 $            0  $  (1,325,008)$     (353,141)

Shares issued for settle debt               5,437,058           544        17,292              0              0         18,486
Net loss                                            0             0             0              0        (33,356)       (33,356)
                                        ------------- ------------- ------------- --------------  -------------- -------------
BALANCE, June 30, 2007                    70,535,276 $        7,054 $     983,299 $            0  $  (1,358,364)$     (338,025)
(Unaudited)                             ------------- ------------- ------------- --------------  -------------- -------------

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From
                                                                                                      March 29, 1999
                                                                                                       (Inception)
                                                                                                         through
                                                                         2007             2006        June 30, 2007
                                                                   ---------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $       (33,356) $       (69,104) $     (1,358,364)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                                   0           16,500           440,422
        Depreciation                                                             0                0             3,445
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                               0                0                 0
        (Increase) decrease in deposits and prepaid expenses                     0                0                 0
        Increase (decrease) in accounts payable                             27,500           30,604            76,973
        Increase (decrease) in accrued liabilities                               0            7,000            69,502
        Increase (decrease) in accrued interest  -related party                  0                0                 0
        Increase (decrease) in accrued interest                              5,856                0             9,848
        Increase (decrease) in accrued salaries                                  0                0                 0
                                                                   ---------------  ---------------  ----------------
Net cash used by operating activities                                            0          (15,000)         (758,174)
                                                                   ---------------  ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary                                     0                0                 0
     Purchase of property and equipment                                          0                0           (20,671)
                                                                   ---------------  ---------------  ----------------
Net cash used by investing activities                                            0                0           (20,671)
                                                                   ---------------  ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           0                0           315,000
Proceeds from third party loan                                                   0           15,000           420,000
Payments on stockholders' loans                                                  0                0           (35,500)
Proceeds from stockholders' loans                                                0                0            78,189
                                                                   ---------------  ---------------  ----------------
Net cash provided by financing activities                                        0           15,000           777,689
                                                                   ---------------  ---------------  ----------------
Net increase (decrease) in cash                                                  0                0            (1,156)
                                                                   ---------------  ---------------  ----------------

CASH, beginning of period                                                        0                0                 0
                                                                   ---------------  ---------------  ----------------
CASH, end of period                                                $             0  $             0  $        (1,156)
                                                                   ===============  ===============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                           $        18,486  $      232,604
                                                                   ===============  ==============

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
               (Information with regard to the six months ended
                      June 30, 2007 and 2006 is unaudited)


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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(3) Significant Accounting Policies, continued

     e) Interim financial information: The financial statements for the six months ended June 30, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.


(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At June 30, 2006, no preferred stock shares were issued and outstanding. In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000 and effectuated a 100 for 1 reverse stock split of the Company's common stock. All dollar and share amounts have been adjusted to reflect this split.

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

In April 2005, the Company issued 1,433,334 shares of restricted common stock in conjunction to the cash payments for the purchase of R&I Salon, Inc. and Aventura Electrolysis and Skin Care Center, Inc. These shares were valued at $93,666, or approximately $0.065 per share. In the third quarter were voided ab initio for numerous reasons and the stock was returned to the Company for cancellation. In June 2005, the Company issued 3,993,250 shares of restricted common stock to the Company's President for services rendered over the prior six months, in accordance with his employment agreement. These shares were valued at $239,595, or $0.06 per share. In the third quarter the Company issued 602,255 shares of restricted common stock in exchange for services valued at $18,068, or $0.03 per share. In 2006 the Company issued 300,000 shares of common stock for services valued at $16,500, or $0.055 per share. In 2006 the Company issued 13,205,800 shares of common stock to settle debt amounting to $232,605. In the second quarter 2007 the Company issued 5,437,058 shares of common stock to retire convertible debt and accrued interest totaling $16,000 and $2,486, respectively.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,358,000 expiring in various years from 2019 through 2027. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at June 30, 2007 is 100%.


(6) Related Parties

     a) Management Fees: The Company formerly contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $21,000 for the six months ended June 30, 2007.

     b) Related party notes payable: In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company's two officers. These notes carried an interest rate of 15%. One matured on December 1, 2004, which terms were modified on January 21, 2005, to a) $10,000 payment at signing, b) the execution of a promissory note in the amount $47,750, with an interest rate of 15%, payable monthly for 12 months, c) 6,100,000 shares of the Company are contributed back to the Company and d) the Company issues 89,413 additional shares of restricted common stock earned under the original employment agreement, and the other has been converted to monthly payments over 12 months beginning in November 2004. Payments amounting to $35,500 were made on these notes in the first half-year of 2005.

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,358,000 accumulated from March 29, 1999 (Inception) through June 30, 2007. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.


(9) Short-term convertible debt

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate. In June 2005, the Company received a $250,000 convertible loan from a third party. This loan matures in six months and carries a 8% interest rate. At June 30, 2007, the outstanding principal and accrued interest of $171,884 was due and payable.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Discussion and Analysis

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

     For the period ended June 30, 2007, we experienced no significant changes in our operating activities. Our loss for the same period in 2006 was higher, principally due to expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $0 and $0 for the periods ended June 30, 2007, and 2006, respectively.

Operating Expenses and Charges

     The operating expenses for the period ended June 30, 2007 were $33,356. For the period ended June 30, 2006, the significant operating expenses were $51,104.

Liquidity and Capital Resources

     For the period ended June 30, 2007, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the period ended June 30, 2006.

     At June 30, 2007, the Company had cash of $0 and no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

Business Plan and Strategy

     As a direct result of the failure of the Company's business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $1,358,364 and net losses from operations of $33,356 and $51,104, respectively, for the six months ended June 30, 2007 and 2006. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Date: August 14, 2007