Form 10QSB
period 2007-09-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2007-11-19
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

(Mark one)
----------------------
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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


As of September 30, 2007, there were approximately 70,535,276 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)                                      3

Item 2   Management's Discussion and Analysis or Plan of Operations           11

Item 3   Controls and Procedures                                              13

                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings                                                    14

Item 2   Changes in securities, use of proceeds and small business issuer     14
         of equity securities

Item 3   Defaults upon senior securities                                      14

Item 4   Submission of matters to a vote of security holders                  14

Item 5   Other information                                                    14

Item 6   Exhibits and reports on Form 8-K                                     14

SIGNATURES                                                                    15

                         PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)


                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                                  Balance Sheet

                                                           September 30, 2007   December 31, 2006
                                                           ------------------   -----------------
                                                               (unaudited)
                    ASSETS
CURRENT ASSETS
  Cash                                                     $                0   $               0
  Accounts receivable                                                       0                   0
                                                           ------------------   -----------------
          Total current assets                                              0                   0
                                                           ------------------   -----------------
OTHER ASSETS
  Deposits and prepaid expenses                                             0                   0
                                                           ------------------   -----------------
                                                                            0                   0
                                                           ------------------   -----------------
Total Assets                                               $                0   $               0
                                                           ==================   =================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $           77,368   $          49,868
  Accrued liabilities                                                  86,092              69,592
  Short-term loans and accrued interest                               176,181             187,000
  Stockholder loans and accrued interest                               46,681              46,681
                                                           ------------------   -----------------
          Total current liabilities                                   385,822             353,141
                                                           ------------------   -----------------
Total Liabilities                                                     385,822             353,141
                                                           ------------------   -----------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value,
   authorized 10,000,000 shares;
      0 issued and outstanding                                              0                   0
  Common stock, $0.0001 par value,
   authorized 200,000,000 shares;
   70,535,276 and 65,098,218 issued
   and outstanding                                                      7,054               6,510
  Additional paid-in capital                                          983,299             965,357
  Deficit accumulated during the
    development stage                                              (1,378,661)         (1,325,008)
                                                           ------------------   -----------------
 Total stockholders' equity (deficit)                                (385,822)           (353,141)
                                                           ------------------   -----------------
Total Liabilities and  Stockholders'
  Equity (Deficit)                                         $                0   $               0
                                                           ==================   =================

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                            Nine Months Ended September 30
                                   (Unaudited)
                                                                            From
                                                                  March 29, 1999
                                                             (Inception) through
                                     2007            2006     September 30, 2007
                                 ------------   ------------   ----------------
REVENUES                         $          0   $          0   $         44,413
                                 ------------   ------------   ----------------

OPERATING EXPENSES:
 General and admin expenses            31,000         20,000            639,097
  Marketing and advertising                 0              0            114,153
 Consulting fees                            0         16,500            180,604
 Professional fees                     13,000          5,000            220,448
 Interest expense                      10,153          9,604             20,640
 Mgmnt fees to a related party              0              0            114,223
 Loss on abandonment                        0              0            130,964
 Depreciation                               0              0              3,445
                                 ------------   ------------   ----------------
          Total expenses               53,153         51,104          1,423,074
                                 ------------   ------------   ----------------
Net income (loss)                $    (53,153)  $    (69,104)  $     (1,378,661)
                                 ============   ============   ================
Income (loss) per weighted
 average common share            $      (0.01)  $      (0.01)
                                 ============   ============
Number of weighted average
 common shares outstanding         70,535,276     55,856,578
                                 ============   ============












     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                      Deficit
                                                                                                    Accumulated       Total
                                                                     Additional        Note         During the   Stockholders'
                                        Number of        Common        Paid-In      Receivable      Development      Equity
                                          Shares          Stock        Capital      Stockholder        Stage        (Deficit)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BEGINNING BALANCE, March 29, 1999                   0 $           0 $           0 $            0  $           0 $            0

Shares issued to founders                   1,350,000           135          (135)             0              0              0
Sale of stock for cash                         47,400             5         7,895              0              0          7,900
Shares issued for note receivable             102,600            10        17,000        (17,010)             0              0
Net loss                                            0             0             0              0        (11,839)       (11,839)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 1999                  1,500,000           150        24,760        (17,010)       (11,839)        (3,939)

Collection of note receivable                       0             0             0         17,010              0         17,010
Shares issued for services                      7,500             1         2,499              0              0          2,500
Net loss                                            0             0             0              0        (31,995)       (31,995)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2000                  1,507,500           151        27,259              0        (43,834)       (16,424)

Warrants issued to transfer agent                   0             0         1,000              0              0          1,000
Net loss                                            0             0             0              0       (107,990)      (107,990)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2001                  1,507,500           151        28,259              0       (151,824)      (123,414)

Net loss                                            0             0             0              0        (28,295)       (28,295)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2002                  1,507,500           151        28,259              0       (180,119)      (151,709)

Net loss                                            0             0             0              0        (27,812)       (27,812)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2003                  1,507,500           151        28,259              0       (207,931)      (179,521)

Common stock issued for cash               22,900,000         2,290       287,800              0              0        290,090
Shares issued for services                  9,390,713           939        55,661              0              0         56,600
Shares contributed back to Company         (9,301,300)         (930)          930              0              0              0
Shares issued for settle debt              22,500,000         2,250        87,750              0              0         90,000
Net loss                                            0             0             0              0       (354,405)      (354,405)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2004                 46,996,913         4,700       460,400              0       (562,336)       (97,236)
Shares issued for services                  4,595,505           459       257,203              0              0        257,662
Shares issued for acquisitions              1,433,334           143        93,523              0              0         93,666
Shares cancelled for voided acquisitions   (1,433,334)         (143)      (93,523)             0              0        (93,666)
Net loss                                            0             0             0              0       (693,568)      (693,568)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2005                 51,592,418         5,159       717,603              0     (1,255,904)      (533,142)
Shares issued for services                    300,000            30        16,470              0              0         16,500
Shares issued for settle debt              13,205,800         1,321       231,284              0              0        232,605
Net loss                                            0             0             0              0        (69,104)       (69,104)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, December 31, 2006                65,098,218  $       6,510 $     965,357 $            0  $  (1,325,008)$     (353,141)

Shares issued for settle debt               5,437,058           544        17,292              0              0         18,486
Net loss                                            0             0             0              0        (33,356)       (33,356)
                                        ------------- ------------- ------------- --------------  ------------- --------------
BALANCE, Sept 30, 2007                     70,535,276 $       7,054 $     983,299 $            0  $  (1,378,661)$     (385,822)
(Unaudited)                             ------------- ------------- ------------- --------------  ------------- --------------

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From
                                                                                                      March 29, 1999
                                                                                                       (Inception)
                                                                                                         through
                                                                         2007             2006        Sept 30, 2007
                                                                   ---------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $       (53,153) $       (69,104) $     (1,378,661)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock and warrants issued for services                                   0           16,500           440,422
        Depreciation                                                             0                0             3,445
Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                               0                0                 0
        (Increase) decrease in deposits and prepaid expenses                     0                0                 0
        Increase (decrease) in accounts payable                             43,500           30,604            93,473
        Increase (decrease) in accrued liabilities                               0            7,000            69,502
        Increase (decrease) in accrued interest                             10,153                0            14,145
                                                                   ---------------  ---------------  ----------------
Net cash used by operating activities                                            0          (15,000)         (758,174)
                                                                   ---------------  ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary                                     0                0                 0
     Purchase of property and equipment                                          0                0           (20,671)
                                                                   ---------------  ---------------  ----------------
Net cash used by investing activities                                            0                0           (20,671)
                                                                   ---------------  ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                           0                0           315,000
Proceeds from third party loan                                                   0           15,000           420,000
Payments on stockholders' loans                                                  0                0           (35,500)
Proceeds from stockholders' loans                                                0                0            78,189
                                                                   ---------------  ---------------  ----------------
Net cash provided by financing activities                                        0           15,000           777,689
                                                                   ---------------  ---------------  ----------------
Net increase (decrease) in cash                                                  0                0            (1,156)
                                                                   ---------------  ---------------  ----------------

CASH, beginning of period                                                        0                0                 0
                                                                   ---------------  ---------------  ----------------
CASH, end of period                                                $             0  $             0  $        (1,156)
                                                                   ===============  ===============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
  144 common stock issued to retire debt                           $        18,486  $      232,604
                                                                   ===============  ==============



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                    (Information with regard to the 9 months
                   ended Sept 30, 2007 and 2006 is unaudited)

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

     b) Start-Up Costs: Costs of start-up activities, including organization costs are expensed as incurred in accordance with Statement of Position 98-5.

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

(3) Significant Accounting Policies, continued

     d) Income Taxes, continued: differences between the financial statement carrying amounts and tax bases of assets and liabilities.

     e) Interim financial information: The financial statements for the nine months ended September 30, 2007 and 2006 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,358,000 expiring in various years from 2019 through 2027. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at September 30, 2007 is 100%.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,379,000 accumulated from March 29, 1999 (Inception) through September 30, 2007. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.

(9) Short-term convertible debt

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate. In June 2005, the Company received a $250,000 convertible loan from a third party. This loan matures in six months and is in default, and carries a 10% interest rate.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Discussion and Analysis

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

     For the period ended September 30, 2007, we experienced no significant changes in our operating activities. Our loss for the same period in 2006 was higher, principally due to expenditures made to develop our then new business plan, since disposed of.

Net Operating Revenues

     We had operating revenue of $0 and $0 for the periods ended September 30, 2007, and 2006, respectively.

Operating Expenses and Charges

     The operating expenses for the period ended September 30, 2007 were $53,153. For the period ended September 30, 2006, the operating expenses were $51,104.

Liquidity and Capital Resources

     For the period ended September 30, 2007, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the period ended June 30, 2006.

     At September 30, 2007, the Company had cash of $0 and no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

Business Plan and Strategy

     As a direct result of the failure of the Company's business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $1,378,700 and net losses from operations of $53,153 and $51,104, respectively, for the nine months ended September 30, 2007 and 2006. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Date: November 16, 2007