Form 10KSB
period 2007-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2008-04-14
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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



State issuer's revenues for its most recent fiscal year ended December 31, 2007:
$0.



Of the 77,393,592 shares of voting stock of the registrant issued and outstanding as of December 31, 2007, 62,397,392 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on April 10, 2008:
$343,186.



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


ITEM 1. DESCRIPTION OF BUSINESS

(a)  Business Development

     Medical Makeover Corporation of country-regionAmerica was incorporated on March 29, 1999 under the laws of the State of Statecountry-regionplaceDelaware as Cactus New Media I, Inc. Initially, we were a development stage company that was incorporated for the purpose of engaging in the business of Internet entertainment services and telecommunications. In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000 and effectuated a 100 for 1 reverse stock split of the Company's common stock. All dollar and share amounts have been adjusted to reflect this split.

     In February 2004, subsequent to a change of control, management decided to enter the medical makeover/anti-aging industry. In March 2004, the Company changed its name to Medical Makeover Corporation of country-regionplaceAmerica. The Company formed two (2) Statecountry-regionFlorida subsidiaries, Medical Makeover Corporation of country-regionAmerica on February 27, 2004 and Aventura Makeover Corporation on February 11, 2005 to transact the medical makeover/anti-aging business in the State of Statecountry-regionplaceFlorida.

     On February 6, 2004, Gala Enterprises Ltd., a country-regionplaceBelize corporation, made a cash payment to the Company in the amount of ninety thousand dollars ($90,000) in exchange for 22,500,000 shares of the Company's restricted Common Stock, issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 144 promulgated thereunder. The purpose of this transaction was to effect a change of control to Gala Enterprises Ltd. The purpose of the cash payment was to provide sufficient funds for the Company to satisfy a portion of its outstanding debts. As of this date, the issuance represents 19.87% of the issued and outstanding common stock of the Company.

     Our principal place of business is Streetaddresscountry-regionaddress500 Australian Avenue South, Suite 700, Citycountry-regionWest Palm Beach, Statecountry-regionFlorida PostalCodecountry-region33401, and our telephone number at that address is (561) 514-0196.

(b) Business of the Company

     With the failure of the Company's last two business  plans, it has reverted
to  the  development   stage.   Management  is  currently   evaluating   several
opportunities. Employees

     As of December 31, 2007, the Company employed no full time and no part time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen. We anticipate hiring additional employees over the next twelve months if we are successful in implementing a new plan of operations.

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

     At December 31, 2007, we had a working capital deficiency of approximately $394,300. We will require significant cash during 2008, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

     Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of April 10, 2008. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are evaluating our internal control systems quarterly in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2007.

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


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's current executive offices are at 500 Australian Avenue South, Suite 700, West Palm Beach, Florida 33401. The property consists of approximately 120 square feet of finished office space. We accrue rent and other fees in the amount of $1,500 per quarter for the use of this executive office as this office is used virtually full-time by other businesses and a shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new business plan.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2007, covered by this report.



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

   Year 2006                          High              Low
   -------------------                ------            -----
   First Quarter                      $0.15             $0.01
   Second Quarter                     $0.15             $0.02
   Third Quarter                      $0.05             $0.02
   Fourth Quarter                     $0.02             $0.01

   Year 2007                          High              Low
   -------------------                ------            -----
   First Quarter                      $0.02             $0.01
   Second Quarter                     $0.01             $0.00
   Third Quarter                      $0.01             $0.00
   Fourth Quarter                     $0.00             $0.00

Transfer Agent

     Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321. Their telephone number is (954) 272-9294.

     (b) Holders. As of December 31, 2007, there were approximately forty (40) holders of record of our common stock, which excludes those shareholders holding stock in street name.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2007. We have not authorized any such plan for the fiscal year ended December 31, 2007.

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

FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

Results of operations

     For the twelve months ended December 31, 2007 and 2006, we had no significant operations.

Net Operating Revenues

     There was no operating revenue for the twelve months ended December 31, 2007, and 2006 respectively.

Operating Expenses and Charges

     The significant operating expenses for the twelve months ended December 31, 2007 included $41,000 in general and administrative expenses; $19,500 in professional fees and $13,500 in interest expense. For the twelve months ended December 31, 2006, the significant expenses were $42,500 in general and administrative expenses, $17,000 in consulting expense and $9,600 in professional fees.

Liquidity and Capital Resources

     For the twelve months ended December 31, 2007 and 2006, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

     As of December 31, 2007, the Company had cash of $0. The Company's total assets decreased from $29,747 as of December 31, 2004 to $0. This decrease is attributable to the failure of its prior business plans. At December 31, 2007, total liabilities increased from $353,141 to $394,350. This increase is attributable to the accrued general and administrative expenses. As of December 31, 2007, the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term loans and a stockholder loan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy

     As a direct result of the failure of the Company's business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $1,399,027 and a working capital deficiency of $394,350 at December 31, 2007 and net losses from operations of $74,019 and $69,104, respectively, for the years ended December 31, 2007 and 2006. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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


ITEM 7. FINANCIAL STATEMENTS

     Our financial statements for the year ended December 31, 2007 have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein starting on Page F-1 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures:

     As of the end of the period, (December 31, 2007), of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions) concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                  Age       Position(s) with Company      Since
---------------       ---       ----------------------------------------------
Douglas Martin        42        President, Chairman           July 7, 2006
--------------------------

Business Experience

     Douglas P. Martin, age 43, Director, President and Chairman of the Board. Prior to entering the business field, Mr. Martin, a Canadian citizen, attended schools in Canada as part of his formal education, including the receipt of a degree from Sir Sanford Fleming College and advanced credits from the University of Guelph. Mr. Martin is the Chairman and Sole Shareholder of D.P. Martin & Associates, Inc., Palm Beach County, Florida. For more than eight (8) years, Mr. Martin and D.P. Martin & Associates, Inc. have established a network of business and financial investors, and with this extensive network serves as a business consultant to a wide variety of public and private companies in the United States market.

Committees of the Board of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors Our directors receive no cash compensation.

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


ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2007 and 2006 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years


                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                        --------------------              -----------------------  -------------
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual         Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------
Douglas Martin    2007    13,000*
                  2006         0
--------------------------------
* - accrued

Bonuses and Deferred Compensation

     We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.

     We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2007, or the period ending on the date of this Report.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2007, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                Common Stock
                                            Beneficially Owned
                            Title of       ------------------------
Name and Address               Class      Number         Percent (1)
-----------------------------------------------------------------------
Douglas Martin              Common       1,797,500         2.32%

Gala Enterprises Ltd.       Common      13,198,700        17.05%
----------------------------------------------------------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2007. As of December 31, 2007, there were 77,392,629 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
(i) all compensation plans previously approved by security holders; and (ii) all
compensation plans not previously approved by security Holders:    NONE.


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

     (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2007, we did not file any reports on Form 8-K.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees. The aggregate fees billed for professional services rendered was $4,000 and $4,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2007 and 2006.

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

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Medical Makeover Corporation of America
West Palm Beach, FL

I have audited the accompanying balance sheet of Medical Makeover Corporation of America, as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America as of December 31, 2007, and the results of its operations and its cash flows for the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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


                                                      /s/Lawrence Scharfman, CPA
                                                        Lawrence Scharfman, CPA.
Boynton Beach, Florida
April 9, 2008

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                  December 31,

                                                                                         2007                2006
                                                                                -------------------- ------------------
                                       ASSETS
CURRENT ASSETS
 Cash                                                                           $                  0 $                0
 Inventory                                                                                         0                  0
                                                                                -------------------- ------------------
          Total current assets                                                                     0                  0
                                                                                -------------------- ------------------
PROPERTY AND EQUIPMENT
  Leasehold improvements                                                                           0                  0
  Furniture, fixtures and equipment                                                                0                  0
  Vehicles                                                                                         0                  0
        Less accumulated depreciation                                                              0                  0
                                                                                -------------------- ------------------
          Net property and equipment                                                               0                  0
                                                                                -------------------- ------------------
OTHER ASSETS
  Goodwill                                                                                         0                  0
  Deposits and prepaid expenses                                                                    0                  0
                                                                                -------------------- ------------------
                                                                                                   0                  0
                                                                                -------------------- ------------------
Total Assets                                                                    $                  0 $                0
                                                                                ==================== ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $             77,368 $           49,868
  Accrued liabilities                                                                        105,729             69,592
  Short-term loans                                                                           164,572            187,000
  Stockholder loans and accrued interest                                                      46,681             46,681
                                                                                -------------------- ------------------
          Total current liabilities                                                          394,350            353,141
                                                                                -------------------- ------------------
Total Liabilities                                                                            394,350            353,141
                                                                                -------------------- ------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                                     0                  0
  Common stock, $0.0001 par value, authorized  200,000,000 shares;
      77,393,592 and 65,098,218 issued and outstanding                                         7,739              6,510
  Additional paid-in capital                                                                 996,938            965,357
  Deficit accumulated during the development stage                                        (1,399,027)        (1,325,008)
                                                                                -------------------- ------------------
          Total stockholders' equity (deficit)                                              (394,350)          (353,141)
                                                                                -------------------- ------------------
Total Liabilities and  Stockholders' Equity (Deficit)                           $                  0 $                0
                                                                                ==================== ==================





     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                         For The Year Ended December 31,

                                                                                                       From
                                                                                                  March 29, 1999
                                                                                                    (Inception)
                                                                                                      Through
                                                             2007                  2006          December 31, 2007
                                                       ------------------- -------------------- --------------------

REVENUES                                               $                 0 $                  0 $             44,413

COST OF SALES                                                            0                    0                4,163
                                                       ------------------- -------------------- --------------------

    GROSS MARGIN                                                         0                    0               40,250

OPERATING EXPENSES:
   General and administrative expenses                              41,000               26,000              649,097
   Marketing and advertising                                             0               16,500              114,153
   Consulting fees                                                       0               17,000              180,604
   Professional fees                                                19,500                9,604              226,948
   Interest expense to a related party                                   0                    0               10,487
   Interest expense                                                 13,519                    0               14,402
   Management fees to a related party                                    0                    0              114,223
   Depreciation                                                          0                    0                3,445
                                                       ------------------- -------------------- --------------------

          Total expenses                                            74,019               69,104            1,313,359
                                                       ------------------- -------------------- --------------------

Other income (expense)
   Loss on abandonment                                                   0                    0             (130,581)
                                                       ------------------- -------------------- --------------------

Net income (loss)                                      $           (74,019)$            (69,104)$         (1,399,527)
                                                       =================== ==================== ====================

Income (loss) per weighted average common share        $             (0.01)$              (0.01)
                                                       =================== ====================

Number of weighted average common shares outstanding            77,392,629           59,430,318
                                                       =================== ====================









     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated       Total
                                                                    Additional      Note       During the    Stockholders'
                                            Number of     Common      Paid-In    Receivable    Development       Equity
                                             Shares        Stock      Capital   Stockholder      Stage        (Deficit)
                                           ------------ ----------- ----------- ------------ --------------- --------------

BEGINNING BALANCE, March 29, 1999                     0 $         0 $         0 $          0 $            0 $             0

Shares issued to founders                     1,350,000         135        (135)           0              0               0
Sale of stock for cash                           47,400           5       7,895            0              0           7,900
Shares issued for note receivable               102,600          10      17,000      (17,010)             0               0

Net loss                                              0           0           0            0        (11,839)        (11,839)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 1999                    1,500,000         150      24,760      (17,010)       (11,839)         (3,939)
Collection of note receivable                         0           0           0       17,010              0          17,010
Shares issued for services                        7,500           1       2,499            0              0           2,500
Net loss                                              0           0           0            0        (31,995)        (31,995)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2000                    1,507,500         151      27,259            0        (43,834)        (16,424)
Warrants issued to transfer agent                     0           0       1,000            0              0           1,000
Net loss                                              0           0           0            0       (107,990)       (107,990)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2001                    1,507,500         151      28,259            0       (151,824)       (123,414)
Net loss                                              0           0           0            0        (28,295)        (28,295)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2002                    1,507,500         151      28,259            0       (180,119)       (151,709)
Net loss                                              0           0           0            0        (27,812)        (27,812)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2003                    1,507,500         151      28,259            0       (207,931)       (179,521)
Common stock issued for cash                 22,900,000       2,290     287,800            0              0         290,090
Shares issued for services                    9,390,713         939      55,661            0              0          56,600
Shares contributed back to Company           (9,301,300)       (930)        930            0              0               0
Shares issued for settle debt                22,500,000       2,250      87,750            0              0          90,000
Net loss                                              0           0           0            0       (354,405)       (354,405)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2004                   46,996,913       4,700     460,400            0       (562,336)        (97,236)
Shares issued for services                    4,595,505         459     257,203            0              0         257,662
Shares issued for acquisitions                1,433,334         143      93,523            0              0          93,666
Shares cancelled for voided acquisitions     (1,433,334)       (143)    (93,523)           0              0         (93,666)
Net loss                                              0           0           0            0       (693,568)       (693,568)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2005                   51,592,418       5,159     717,603            0     (1,255,904)       (533,142)
Shares issued for services                      300,000          30      16,470            0              0          16,500
Shares issued to settle debt                 13,205,800       1,321     231,284            0              0         232,605
Net loss                                              0           0           0            0        (69,104)        (69,104)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2006                   65,098,218       6,510     965,357            0     (1,325,008)       (353,141)
Shares issued to settle debt                 12,294,411       1,229      31,581            0              0          32,810
Net loss                                              0           0           0            0        (74,019)        (74,019)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
ENDING BALANCE, December 31, 2007            77,392,629 $     7,739 $   996,938 $          0 $   (1,399,027)$      (394,350)
                                           ============ =========== =========== ============ ============== ===============



     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         For the Year Ended December 31,

                                                                                                              From
                                                                                                         March 29, 1999
                                                                                                           (Inception)
                                                                                                             Through
                                                                          2007            2006          December 31, 2007
                                                                    ---------------- ---------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $        (74,019)$       (69,104) $         (1,325,008)
Adjustments to reconcile net loss to net cash used by
  operating activities:
        Stock issued for services                                                  0          16,500               440,422
        Depreciation                                                               0               0                 3,445
Changes in operating assets and liabilities
        (Increase) decrease in deposits and prepaid expenses                       0               0                     0
        Increase (decrease) in accounts payable                               27,500          30,604                50,629
        Increase (decrease) in accrued liabilities                            33,575           7,000                69,502
        Increase (decrease) in accrued interest - related party                    0               0                     0
        Increase (decrease) in accrued interest                               12,944               0                 3,992
        Increase (decrease) in accrued salaries                                    0               0                     0
                                                                    ---------------- ---------------  --------------------

Net cash used by operating activities                                              0         (15,000)             (757,018)
                                                                    ---------------- ---------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                            0               0               (20,671)
                                                                    ---------------- ---------------  --------------------

Net cash used by investing activities                                              0               0               (20,671)
                                                                    ---------------- ---------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                             0               0               315,000
Proceeds from third party loan                                                     0          15,000               420,000
Payments on third party loans                                                      0               0                     0
Payments on stockholders' loans                                                    0               0               (35,500)
Proceeds from stockholders' loans                                                  0               0                78,189
                                                                    ---------------- ---------------  --------------------

Net cash provided by financing activities                                          0          15,000               777,689
                                                                    ---------------- ---------------  --------------------

Net increase (decrease) in cash                                                    0               0                     0
                                                                    ---------------- ---------------  --------------------

CASH, beginning of period                                                          0               0                     0
                                                                    ---------------- ---------------  --------------------

CASH, end of period                                                 $              0 $             0  $                  0
                                                                    ================ ===============  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                               $              0 $             0
                                                                    ================ ===============

Non-Cash Financing Activities:
  144 common stock issued to retire debt and accrued interest       $         32,810 $       232,605
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

In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000 and effectuated a 100 for 1 reverse stock split of the Company's common stock. All dollar and share amounts have been adjusted to reflect this split.

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

In 2006 the Company issued 300,000 shares of common stock for services valued at $16,500, or $0.055 per share. In 2006 the Company issued 13,205,800 shares of restricted common stock to retire convertible debt and accrued interest totaling $232,605, or $0.02 per share.

In 2007 the Company issued 12,294,411 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,399,000 expiring in various years from 2019 through 2027. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2007 is 100%.


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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements


(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,399,000 accumulated from March 29, 1999 (Inception) through December 31, 2007. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.


(8) Short-term convertible debt

In December the Company received $20,000 and $115,000 in the first quarter 2005 in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate.

In June the Company received a $250,000 convertible loan from a third party. This loan is in default and carries an 8% interest rate. In 2006 the Company issued 13,205,800 shares of restricted common stock to retire convertible debt and accrued interest totaling $232,605, or $0.02 per share. In 2007 the Company issued 12,294,411 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share.











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

                     Medical Makeover Corporation of America
                    ----------------------------------------
                                  (Registrant)

Date: April 11, 2008      By: /s/ Douglas P. Martin
                            ----------------------------------------
                            Douglas P. Martin, President and Chairman


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                   Date

/s/ Douglas P. Martin
--------------------
Douglas P. Martin             President & Chairman                April 11, 2008