Form 10QSB
period 2008-03-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2008-05-15
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

(Mark one)
----------------------
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

     As of March 31, 2008, there were 77,393,592 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

Statement of Stockholders' Equity...........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                                  Balance Sheet

                                            March 31, 2008    December 31, 2007
                                        -------------------- -------------------
                                           (unaudited)
                    ASSETS
CURRENT ASSETS
  Cash                                  $                  0 $                 0
  Accounts receivable                                      0                   0
                                        -------------------- -------------------
          Total current assets                             0                   0
                                        -------------------- -------------------
OTHER ASSETS
  Deposits and prepaid expenses                            0                   0
                                        -------------------- -------------------
                                                           0                   0
                                        -------------------- -------------------
Total Assets                            $                  0 $                 0
                                        ==================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                      $             77,368 $            77,368
  Accrued liabilities                                122,229             105,729
  Short-term loans and accrued interest              167,834             164,572
  Stockholder loans and accrued interest              46,681              46,681
                                        -------------------- -------------------
          Total current liabilities                  414,112             394,350
                                        -------------------- -------------------
Total Liabilities                                    414,112             394,350
                                        -------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value,
   authorized 10,000,000 shares;
      0 issued and outstanding                             0                   0
  Common stock, $0.0001 par value,
   authorized 200,000,000 shares;
   77,393,592 and 77,393,592 issued
   and outstanding                                     7,739               7,739
  Additional paid-in capital                         996,938             996,938
  Deficit accumulated during the
    development stage                             (1,418,789)         (1,399,027)
                                        -------------------- -------------------
 Total stockholders' equity (deficit)               (414,112)           (394,350)
                                        -------------------- -------------------
Total Liabilities and  Stockholders'
  Equity (Deficit)                      $                  0 $                 0
                                        ==================== ===================

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)

                                                                      From
                                                                March 29, 1999
                                                             (Inception) through
                                     2008           2007        March 31, 2008
                                 ------------   ------------   ----------------
REVENUES                         $          0   $          0   $         44,413
                                 ------------   ------------   ----------------

OPERATING EXPENSES:
 General and admin expenses            10,000              0           649,097
 Marketing and advertising                  0              0           114,153
 Consulting fees                            0              0           180,604
 Professional fees                      6,500              0           226,948
 Interest expense                       3,262              0            23,902
 Mgmnt fees to a related party              0              0           114,223
 Loss on abandonment                        0              0           130,964
 Depreciation                               0              0             3,445
                                 ------------   ------------   ----------------
          Total expenses               19,762              0         1,442,836
                                 ------------   ------------   ----------------
Net income (loss)                $    (19,762)  $          0   $     (1,398,423)
                                 ============   ============   ================
Income (loss) per weighted
 average common share            $      (0.01)  $        0.0
                                 ============   ============
Number of weighted average
 common shares outstanding         77,393,592     55,856,578
                                 ============   ============













     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated       Total
                                                                    Additional      Note       During the    Stockholders'
                                            Number of     Common      Paid-In    Receivable    Development       Equity
                                             Shares        Stock      Capital   Stockholder      Stage        (Deficit)
                                           ------------ ----------- ----------- ------------ --------------- --------------

BEGINNING BALANCE, March 29, 1999                     0 $         0 $         0 $          0 $            0 $             0
Shares issued to founders                     1,350,000         135        (135)           0              0               0
Sale of stock for cash                           47,400           5       7,895            0              0           7,900
Shares issued for note receivable               102,600          10      17,000      (17,010)             0               0
Net loss                                              0           0           0            0        (11,839)        (11,839)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 1999                    1,500,000         150      24,760      (17,010)       (11,839)         (3,939)
Collection of note receivable                         0           0           0       17,010              0          17,010
Shares issued for services                        7,500           1       2,499            0              0           2,500
Net loss                                              0           0           0            0        (31,995)        (31,995)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2000                    1,507,500         151      27,259            0        (43,834)        (16,424)
Warrants issued to transfer agent                     0           0       1,000            0              0           1,000
Net loss                                              0           0           0            0       (107,990)       (107,990)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2001                    1,507,500         151      28,259            0       (151,824)       (123,414)
Net loss                                              0           0           0            0        (28,295)        (28,295)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2002                    1,507,500         151      28,259            0       (180,119)       (151,709)
Net loss                                              0           0           0            0        (27,812)        (27,812)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2003                    1,507,500         151      28,259            0       (207,931)       (179,521)
Common stock issued for cash                 22,900,000       2,290     287,800            0              0         290,090
Shares issued for services                    9,390,713         939      55,661            0              0          56,600
Shares contributed back to Company           (9,301,300)       (930)        930            0              0               0
Shares issued for settle debt                22,500,000       2,250      87,750            0              0          90,000
Net loss                                              0           0           0            0       (354,405)       (354,405)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2004                   46,996,913       4,700     460,400            0       (562,336)        (97,236)
Shares issued for services                    4,595,505         459     257,203            0              0         257,662
Net loss                                              0           0           0            0       (693,568)       (693,568)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2005                   51,592,418       5,159     717,603            0     (1,255,904)       (533,142)
Shares issued for services                      300,000          30      16,470            0              0          16,500
Shares issued to settle debt                 13,205,800       1,321     231,284            0              0         232,605
Net loss                                              0           0           0            0        (69,104)        (69,104)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2006                   65,098,218       6,510     965,357            0     (1,325,008)       (353,141)
Shares issued to settle debt                 12,294,411       1,229      31,581            0              0          32,810
Net loss                                              0           0           0            0        (74,019)        (74,019)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2007                   77,392,629 $     7,739 $   996,938 $          0 $   (1,399,027)$      (394,350)
Net loss                                              0           0           0            0        (19,762)        (19,762)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, Mar 31, 2008                        77,392,629       7,739     996,938            0     (1,418,719)       (414,112)
(Unaudited)                                ============ =========== =========== ============ ============== ===============


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                      From
                                                                                 March 29, 1999
                                                                                  (Inception)
                                                                                    through
                                                     2008             2007       March 31, 2008
                                               ---------------  --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $       (19,762) $             0 $     (1,398,423)
Adjustments to reconcile net loss
 to net cash used by operating activities:
 Stock and warrants issued for services                      0                0          440,422
 Depreciation                                                0                0            3,445
Changes in operating assets and liabilities:
 Increase (decrease) in accts payable                   16,500                0           80,641
 Increase (decrease) in accd liab                            0                0           69,502
 Increase (decrease) in accd interest                    3,262                0            6,053
                                               ---------------  --------------- ----------------
Net cash used by operating activities                        0                0         (757,018)
                                               ---------------  --------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          0                0          (20,671)
                                               ---------------  --------------- ----------------
Net cash used by investing activities                        0                0          (20,671)
                                               ---------------  --------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                       0                0          315,000
Proceeds from third party loan                               0                0          420,000
Payments on stockholders' loans                              0                0          (35,500)
Proceeds from stockholders' loans                            0                0           78,189
                                               ---------------  --------------- ----------------
Net cash provided by financing activities                    0                0          777,689
                                               ---------------  --------------- ----------------
Net increase (decrease) in cash                              0                0                0
                                               ---------------  --------------- ----------------
CASH, beginning of period                                    0                0                0
                                               ---------------  --------------- ----------------
CASH, end of period                            $             0  $             0 $              0
                                               ===============  =============== ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
 comm stk issued to retire debt                $             0    $            0
                                               ===============    ==============





     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                    (Information with regard to the 3 months
                  ended March 31, 2008 and 2007 is unaudited)

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

     c) Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. There were no common stock equivalents for the periods ended December 31, 2007 and 2006.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(3) Significant Accounting Policies, continued

     e) Interim financial information: The financial statements for the three months ended March 31, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

In April 2005, the Company issued 1,433,334 shares of restricted common stock in conjunction to the cash payments for the purchase of R&I Salon, Inc. and Aventura Electrolysis and Skin Care Center, Inc. These shares were valued at $93,666, or approximately $0.065 per share. In the third quarter were voided ab initio for numerous reasons and the stock was returned to the Company for cancellation. In June 2005, the Company issued 3,993,250 shares of restricted common stock to the Company's President for services rendered over the prior six months, in accordance with his employment agreement. These shares were valued at $239,595, or $0.06 per share. In the third quarter the Company issued 602,255 shares of restricted common stock in exchange for services valued at $18,068, or $0.03 per share. In 2006 the Company issued 300,000 shares of common stock for services valued at $16,500, or $0.055 per share. In 2006 the Company issued 13,205,800 shares of common stock to settle debt amounting to $232,605. In 2007 the Company issued 12,294,411 shares of common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,418,800 expiring in various years from 2019 through 2028. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2008 is 100%.

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

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,418,800 accumulated from March 29, 1999 (Inception) through March 31, 2008. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.

(9) Short-term convertible debt

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term loan. This loan matures in six months and carries a 8% interest rate. In June 2005, the Company received a $250,000 convertible loan from a third party. This loan matures in six months and is in default, and carries a 8% interest rate.

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


FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Discussion and Analysis

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

     For the period ended March 31, 2008, we experienced no significant changes in our operating activities. Our loss for the same period in 2007 was lower, principally due to a lack of management and expenditures.

Net Operating Revenues

     We had operating revenue of $0 and $0 for the periods ended March 31, 2008, and 2007, respectively.

Operating Expenses and Charges

     The operating expenses for the period ended March 31, 2008 were $19,762. For the period ended March 31, 2007, the operating expenses were $0.

Liquidity and Capital Resources

     For the period ended March 31, 2008, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the period ended March 31, 2007.

     At March 31, 2008, the Company had cash of $0 and no outstanding debt other than ordinary trade payables, accrued salaries, stockholder loans and third party loans.

Business Plan and Strategy

     As a direct result of the failure of the Company's business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $414,100 and net losses from operations of $19,800 and $0, respectively, for the three months ended March 31, 2008 and 2007. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

     In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." We have adopted the provisions of SFAS No. 141 and 142, and such adoption did not impact our results of operations. 12

     In July 2001 the SEC issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." We do not expect this SAB to have any effect on our financial position or results of operations.

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

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months. 13


ITEM 3 - Controls and Procedures

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

Date: May 14, 2008