Form 10-Q
period 2008-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2008-08-14
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008


[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

                     MEDICAL MAKEOVER CORPORATION OF AMERICA
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                            000-11596                65-0907798
----------------------------       ------------             -------------------
(State or other jurisdiction        (Commission             (IRS Employer
of incorporation)                   file number)            Identification No.)


                     500 Australian Avenue South, Suite 700
                             West Palm Beach FL33401
           -----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code: (561) 514-0194


                                       N/A
          -------------------------------------------------------------
          (Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       Yes |X| No |_|.



Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer |_|      Accelerated filer |_|
         Non-accelerated filer  |_|       Smaller reporting company |X|



Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).       Yes |X| No |_|.



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of July 31, 2008, there were approximately 84,908,861 shares of the Issuer's common stock, par value $0.0001 per share outstanding.



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-KSB. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     INDEX

                         PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                               F-1

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS          11

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          13

ITEM 4T.  CONTROLS AND PROCEDURES                                             13

                          PART II. - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                   14

ITEM 1A.  RISK FACTORS                                                        14

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         14

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

ITEM 5    OTHER INFORMATION                                                   14

ITEM 6    EXHIBITS                                                            14

SIGNATURES                                                                    15

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statement.................................................F-6

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                                  Balance Sheet

                                                                                  June 30,      December
                                                                                    2008        31, 2007
                                                                                ------------- ------------
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $           0 $          0
  Accounts receivable                                                                       0            0
                                                                                ------------- ------------
          Total current assets                                                              0            0
                                                                                ------------- ------------

OTHER ASSETS
   Mining claim interest                                                                    0            0
                                                                                ------------- ------------
          Total other assets                                                                0            0
                                                                                ------------- ------------
Total Assets                                                                    $           0 $          0
                                                                                ============= ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                           $      77,368 $     77,368
     Accrued liabilities                                                              138,729      105,729
     Stockholder loans and accrued interest                                            46,681       46,681
     Note payable                                                                     153,834      164,572
                                                                                ------------- ------------

          Total current liabilities                                                   416,612      394,350
                                                                                ------------- ------------

Total Liabilities                                                                     416,612      394,350
                                                                                ------------- ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
       0 issued and outstanding                                                             0            0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      84,908,861 and 77,393,592 issued and outstanding                                  8,491        7,739
  Additional paid-in capital                                                        1,013,490      996,938
  Deficit accumulated during the development stage                                 (1,438,593)  (1,399,027)
                                                                                ------------- ------------

          Total stockholders' equity                                                 (416,612)    (394,350)
                                                                                ------------- ------------
Total Liabilities and  Stockholders' Equity                                     $           0 $          0
                                                                                ============= ============

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                            Statements of Operations
                            Six Months Ended June 30,
                                   (unaudited)


                                                                                                                   From March
                                                                                                                    29, 1999
                                                 Three Months                          Six Months                 (Inception)
                                                Ended June 30,                       Ended June 30,               to June 30,
                                      ----------------------------------    --------------------------------
                                           2008                2007              2008              2007               2008
                                      --------------      --------------    --------------    --------------    ----------------

REVENUES                              $            0      $            0    $            0    $            0    $         44,413
                                      --------------      --------------    --------------    --------------    ----------------

OPERATING EXPENSES
   General and administrative                 10,000              10,000            20,000            21,000           1,211,986
   Professional fees                           6,500               6,500            13,000             6,500             239,948
                                      --------------      --------------    --------------    --------------    ----------------

          Net operating loss                  16,500              16,500            33,000            27,500           1,451,934
                                      --------------      --------------    --------------    --------------    ----------------

   Interest expense                            3,304               5,856             6,566             5,856              27,206
                                      --------------      --------------    --------------    --------------    ----------------


Net loss                              $      (19,804)     $      (22,356)   $      (39,566)   $      (33,356)   $     (1,434,727)
                                      ==============      ==============    ==============    ==============    ================

Basic net loss per share              $      (0.00)       $      (0.01)     $      (0.01)     $      (0.01)
                                      ==============      ==============    ==============    ==============

Weighted average shares outstanding        5,539,040          66,389,895         5,539,040        66,389,895
                                      ==============      ==============    ==============    ==============











     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                   Statement of Stockholders' Equity (Deficit)



                                                                                               Deficit
                                                                                             Accumulated
                                                                              Additional      During the         Total
                                                     Number of     Common       Paid-in      Development     Stockholders'
                                                      Shares        Stock       Capital         Stage           Equity
                                                   ------------- ----------- ------------- ---------------- ---------------

BEGINNING BALANCE, January 1, 2005                    46,996,876 $     4,700 $     460,400 $       (562,336)$       (97,236)

Shares issued for services                             4,595,505         459       257,203                0         257,662
Net loss                                                       0           0             0         (693,568)       (693,568)
                                                   ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2005                            51,592,381       5,159       717,603       (1,255,904)       (533,142)
Shares issued for services                               300,000          30        16,470                0          16,500
Shares issued to settle debt and  interest expense    13,205,800       1,321       231,284                0         232,605
Net loss                                                       0           0             0          (69,104)        (69,104)
                                                   ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2006                            65,098,181       6,510       965,357       (1,325,008)       (353,141)
Shares issued to settle debt and  interest expense    12,294,411       1,229        31,581                0          32,810

Net loss                                                       0           0             0          (78,730)        (78,730)
                                                   ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2007                            77,392,592       7,739       996,938       (1,399,027)       (394,350)
Shares issued to settle debt and  interest expense     7,516,269         752        16,552                0          17,304
Net loss                                                       0           0             0          (39,566)        (39,566)
                                                   ------------- ----------- ------------- ---------------- ---------------
ENDING BALANCE, June 30, 2008 (unaudited)             84,908,861 $     8,491 $   1,013,490 $     (1,438,593)$      (416,612)
                                                   ============= =========== ============= ================ ===============
























     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                            Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                                         From March
                                                                                                          29, 1999
                                                                                                       (Inception) to
                                                                      2008              2007           June 30, 2008
                                                               ------------------ -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $          (39,566)$         (33,356)  $     (1,438,593)
Adjustments to reconcile net loss to net cash used by
 operating activities:
     Stock issued for services                                                  0                 0            440,422
     Depreciation                                                               0                 0              3,445
Changes in operating assets and liabilities
     Increase (decrease) in accounts payable & acc'd expenses              33,000            27,500            216,097
     Increase (decrease) in accrued interest expense                        6,566             5,856             21,611
                                                               ------------------ -----------------   ----------------

Net cash provided (used) by operating activities                                0                 0           (757,018)
                                                               ------------------ -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                                       0                 0            (20,671)
                                                               ------------------ -----------------   ----------------

Net cash provided (used) by investing activities                                0                 0            (20,671)
                                                               ------------------ -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash                                 0                 0            315,000
Proceeds from stockholder loan payable                                          0                 0             78,189
Payments on stockholder loans                                                   0                 0            (35,500)
Proceeds from third party notes payable                                         0                 0            420,000
                                                               ------------------ -----------------   ----------------

Net cash provided by financing activities                                       0                 0            777,689
                                                               ------------------ -----------------   ----------------

Net increase (decrease) in cash                                                 0                 0                  0
                                                               ------------------ -----------------   ----------------

CASH, beginning of period                                                       0                 0                  0
                                                               ------------------ -----------------   ----------------

CASH, end of period                                            $                0 $               0   $              0
                                                               ================== =================   ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
   Common stock issued for reduction in notes payable and
 accrued interest                                              $           17,304 $          18,486
                                                               ================== =================











     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                    (Information with regard to the 6 months
                   ended June 30, 2008 and 2007 is unaudited)


Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company Medical Makeover Corporation of America is a Delaware chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida. It was formed on March 29, 1999.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

(b) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

(c) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

(d) Stock compensation for services rendered The Company may issue shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(e) Net income (loss) per share Basic loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

(f) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

(g) Interim financial information The financial statements for the six months ended June 30, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $1,438,593 accumulated through June 30, 2008. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations


NOTE 3 - NOTES PAYABLE

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

                     Medical Makeover Corporation of America
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents


NOTE 5 - USE OF ESTIMATES

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.


NOTE 6 - NON-CASH TRANSACTIONS

In the second quarter of 2008, the Company issued 7,516,269 shares of common stock to settle $14,000 of convertible debt and $3,304 of accrued interest thereon.






                [Balance of this page intentionally left blank.]

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

     The Company is a development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy changed in the third quarter 2007 to seeking potential merger candidates. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2007. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

     Comparison of Operating Results for the Quarter Ended June 30, 2008 to the Quarter Ended June 30, 2007

Revenues

     The Company did not generate any revenues from operations for the three months ended June 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

     Operating expenses was unchanged for the three months ended June 30, 2008 compared to the three months ended June 30, 2008, at $16,500.

Interest Expense

     Interest expense for the three months ended June 30, 2008 and 2007 was $3,304 and $5,856, respectively.

Net Income/Loss

     Net loss decreased by $2,552 from net loss of $22,356 for the three months ended June 30, 2007 to a net loss of $19,804 for the three months ended June 30, 2008. The decrease in net operating loss is due to decreased interest expense.

     At June 30, 2008, our accumulated deficit was $1,438,593.

Assets and Liabilities

     Our total assets were $0 at June 30, 2008.

     Total Current Liabilities are $416,612 at June 30, 2008. Our notes payable are for $153,834.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2008, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

     As of June 30, 2008, we had a working capital deficit of $416,612. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     Comparison of Operating Results for the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Revenues

     The Company did not generate any revenues from operations for the six months ended June 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

     Operating expenses increased by $5,500 from $27,500 for the six months ended June 30, 2007 to $33,000 for the three months ended June 30, 2008. The increase in our net operating expenses is due to increased professional fees and G&A expenses incurred.

Interest Expense

     Interest expense for the six months ended June 30, 2008 and 2007 was $6,566 and $5,856, respectively.

Net Income/Loss

     Net loss increased by $6,210 from net loss of $33,356 for the six months ended June 30, 2007 to a net loss of $39,566 for the six months ended June 30, 2008. The increase in net operating loss is due to the increased professional fees and G&A expenses incurred.

     At June 30, 2008, our accumulated deficit was $587,966.

Assets and Liabilities

     Our total assets were $0 at June 30, 2008.

     Total Current Liabilities are $416,612 at June 30, 2008. Our notes payable are for $153,834.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2008, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

     As of June 30, 2008, we had a working capital deficit of $416,612. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

     The Company's plan of operation through December 31, 2008 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Critical Accounting Policies

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti- dilutive for the periods ended June 30, 2008 and 2007.

Going Concern.

     The Company has suffered recurring losses from operations and is in serious need of additional financing. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing or, in the alternative, affect a merger or acquisition. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

ITEM 4T - CONTROLS AND PROCEDURES

     Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and amortization of beneficial conversion features on our notes payable. We have made the necessary adjustments to our financial statements and footnote disclosures in our Interim Report on Form 10-Q. We are in the process of improving our internal controls in an effort to remediate the deficiencies. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.



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


ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5   OTHER INFORMATION

     None


ITEM 6   EXHIBITS

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
No.       Description
-------  ---------------------------------
31.1   *  Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2 * Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting Officer

32.1 * Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer,

------------
*    Filed herewith.


     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     Medical Makeover Corporation of America


                                      By:  /s/ Douglas P Martin
                                          ---------------------------
                                          Douglas P Martin
                                          Chief Executive Officer,
                                          President and Chairman of the Board*
Date: August 14, 2008


* Douglas P Martin has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.