Form 10KSB/A
period 2007-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2008-09-23
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB/A-2


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2007.

     Based on such evaluation, our management has concluded that our disclosure controls and procedures were not effective as of the end of the last fiscal year because information required to be disclosed by us was not recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms including that we failed to provide our report on internal control over financial reporting under Item 308 (T) of Regulation S-B.

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

                     Medical Makeover Corporation of America
                    ----------------------------------------
                                  (Registrant)

Date: September 18, 2008    By: /s/ Douglas P. Martin
                            ----------------------------------------
                            Douglas P. Martin, President and Chairman


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                   Date

/s/ Douglas P. Martin
--------------------
Douglas P. Martin             President & Chairman            September 18, 2008