Form 10KSB/A
period 2007-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2008-09-26
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB/A-3


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

Management's Report on Internal Control Over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.   Pertain  to  the  maintenance  of  records  that,  in  reasonable   detail,
accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

                     Medical Makeover Corporation of America
                    ----------------------------------------
                                  (Registrant)

Date: September 24, 2008      By: /s/ Douglas P. Martin
                            ----------------------------------------
                            Douglas P. Martin, President and Chairman


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                   Date

/s/ Douglas P. Martin
--------------------
Douglas P. Martin             President & Chairman            September 24, 2008