Form 10-Q
period 2008-09-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2008-11-14
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008


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


                     500 Australian Avenue South, Suite 620
                             West Palm Beach FL33401
           -----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code: (561) 951-1398


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


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).         |X| Yes          |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


As of October 31, 2008, there were approximately 108,119,318 shares of the Issuer's common stock, par value $0.0001 per share outstanding.


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

INDEX

                         PART I. - FINANCIAL INFORMATION

ITEM 1.    Financial Statements                                                4

Balance Sheet................................................................F-4
Statements of Operations.....................................................F-5
Statements of Stockholders' Equity...........................................F-6
Statements of Cash Flows.....................................................F-7
Notes to Financial Statement.................................................F-8

ITEM 2.    Management's Discussion and Analysis or Plan of Operations         10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk         12

ITEM 4T.   Controls and Procedures                                            13

                          PART II. - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  13

ITEM 1A.   Risk Factors                                                       13

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds        13

ITEM 3.    Defaults Upon Senior Securities                                    13

ITEM 4.    Submission of Matters to a Vote of Security Holders                13

ITEM 5.    Other Information                                                  13

ITEM 6.    Exhibits and Reports                                               14

SIGNATURES                                                                    14

                         PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements


                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                                  Balance Sheet

                                                                    September     December
                                                                    30, 2008      31, 2007
                                                                  ------------- ------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                            $           0 $          0
  Accounts receivable                                                         0            0
                                                                  ------------- ------------

          Total current assets                                                0            0
                                                                  ------------- ------------

OTHER ASSETS
   Mining claim interest                                                      0            0
                                                                  ------------- ------------
          Total other assets                                                  0            0
                                                                  ------------- ------------
Total Assets                                                      $           0 $          0
                                                                  ============= ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable and accrued liabilities                     $     237,597 $    183,097
     Stockholder loans and accrued interest                              20,459       46,681
     Note payable                                                       145,141      164,572
                                                                  ------------- ------------
          Total current liabilities                                     403,197      394,350
                                                                  ------------- ------------
Total Liabilities                                                       403,197      394,350
                                                                  ------------- ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, 10,000,000 shares
       authorized, 0 issued and outstanding                                   0            0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      108,119,318 and 77,393,592 issued and outstanding                  10,812        7,739
  Additional paid-in capital                                          1,048,813      996,938
  Deficit accumulated during the development stage                   (1,462,822)  (1,399,027)
                                                                  ------------- ------------

          Total stockholders' equity                                   (403,197)    (394,350)
                                                                  ------------- ------------
Total Liabilities and  Stockholders' Equity                       $           0 $          0
                                                                  ============= ============


     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                            Statements of Operations
                         Nine Months Ended September 30,
                                   (unaudited)


                                                                                                              From March
                                                                                                                29, 1999
                                                  Three Months                         Nine Months             (Inception)
                                       -------------------------------    ------------------------------       to Sep 30,
                                            2008             2007              2008            2007               2008
                                       --------------   --------------    --------------  --------------    ----------------

REVENUES                               $            0   $            0    $            0  $            0    $         44,413
                                       --------------   --------------    --------------  --------------    ----------------

OPERATING EXPENSES
   General and administrative                  10,000           10,000            30,000          30,000           1,221,986
   Professional fees                           11,500            6,500            24,500          13,000             251,448
                                       --------------   --------------    --------------  --------------    ----------------

          Net operating loss                   21,500           16,500            54,500          43,000           1,473,434
                                       --------------   --------------    --------------  --------------    ----------------

   Interest expense                             2,729            4,297             9,295          10,153              33,801
                                       --------------   --------------    --------------  --------------    ----------------


Net loss                               $      (24,229)  $      (20,797)   $      (63,795) $      (53,153)   $     (1,462,822)
                                       ==============   ==============    ==============  ==============    ================

Basic net loss per share               $        (0.00)  $        (0.01)   $        (0.01) $        (0.01)
                                       ==============   ==============    ==============  ==============

Weighted average shares outstanding        89,320,584       66,389,895        82,225,283      66,389,895
                                       ==============   ==============    ==============  ==============







     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                   Statement of Stockholders' Equity (Deficit)



                                                                                                Deficit
                                                                                              Accumulated
                                                                               Additional      During the         Total
                                                      Number of     Common       Paid-in      Development     Stockholders'
                                                       Shares        Stock       Capital         Stage           Equity
                                                     ------------ ----------- ------------- ---------------- ---------------

BEGINNING BALANCE, January 1, 2005                     46,996,876 $     4,700 $     460,400 $       (562,336)$       (97,236)

Shares issued for services                              4,595,505         459       257,203                0         257,662
Net loss                                                        0           0             0         (693,568)       (693,568)
                                                     ------------ ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2005                             51,592,381       5,159       717,603       (1,255,904)       (533,142)
Shares issued for services                                300,000          30        16,470                0          16,500
Shares issued to settle debt and  interest expense     13,205,800       1,321       231,284                0         232,605
Net loss                                                        0           0             0          (69,104)        (69,104)
                                                     ------------ ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2006                             65,098,181       6,510       965,357       (1,325,008)       (353,141)
Shares issued to settle debt and  interest expense     12,294,411       1,229        31,581                0          32,810

Net loss                                                        0           0             0          (78,730)        (78,730)
                                                     ------------ ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2007                             77,392,592       7,739       996,938       (1,399,027)       (394,350)
Shares issued to settle debt and  interest expense     30,726,726       3,073        51,875                0          54,948
Net loss                                                        0           0             0          (63,795)        (63,795)
                                                     ------------ ----------- ------------- ---------------- ---------------
ENDING BALANCE, September 30, 2008 (unaudited)        108,119,318 $    10,812 $   1,048,813 $     (1,462,822)$      (403,197)
                                                     ============ =========== ============= ================ ===============









     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                            Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)


                                                                                                      From March
                                                                                                       29, 1999
                                                                                                   (Inception) to
                                                                   2008              2007           Sept 30, 2008
                                                               --------------   ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $      (63,795)  $       (53,153)  $     (1,462,822)
Adjustments to reconcile net loss to net cash used by
 operating activities:
    Stock issued for services                                               0                 0            440,422
    Depreciation                                                            0                 0              3,445
Changes in operating assets and liabilities
    Increase (decrease) in accounts payable & acc'd expenses           54,500            43,000            237,597
    Increase (decrease) in accrued interest expense                     9,295            10,153             24,340
                                                               --------------   ---------------   ----------------

Net cash provided (used) by operating activities                            0                 0           (757,018)
                                                               --------------   ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                                   0                 0            (20,671)
                                                               --------------   ---------------   ----------------

Net cash provided (used) by investing activities                            0                 0            (20,671)
                                                               --------------   ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash                             0                 0            315,000
Proceeds from stockholder loan payable                                      0                 0             78,189
Payments on stockholder loans                                               0                 0            (35,500)
Proceeds from third party notes payable                                     0                 0            420,000
                                                               --------------   ---------------   ----------------

Net cash provided by financing activities                                   0                 0            777,689
                                                               --------------   ---------------   ----------------

Net increase (decrease) in cash                                             0                 0                  0
                                                               --------------   ---------------   ----------------

CASH, beginning of period                                                   0                 0                  0
                                                               --------------   ---------------   ----------------

CASH, end of period                                            $            0   $             0   $              0
                                                               ==============   ===============   ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Non-Cash Financing Activities:
   Common stock issued for reduction in notes payable and
           accrued interest                                    $       54,948   $        18,486
                                                               ==============   ===============




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                   (Information with regard to the nine months ended
                    September 30, 2008 and 2007 is unaudited)


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

(g) Interim financial information The financial statements for the nine months ended September 30, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $1,463,037 accumulated through September 30, 2008. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                          NOTES TO FINANCIAL STATEMENTS


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


NOTE 6 - NON-CASH TRANSACTIONS

In the second quarter of 2008, the Company issued 7,516,269 shares of common stock to settle $14,000 of convertible debt and $3,304 of accrued interest thereon at an average price per share of $0.0023.. In the third quarter of 2008, the Company issued 30,726,726 shares of common stock to settle $35,450 of convertible debt and $2,194 of accrued interest thereon at an average price per share of $0.0012.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

     The Company is a development stage company and has not yet generated or realized any revenues from business operations since 2005. The Company's business strategy changed in the third quarter 2007 to seeking potential merger candidates. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2007. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

     Comparison of Operating Results for the Quarter Ended September 30, 2008 to the Quarter Ended September 30, 2007

Revenues

     The Company did not generate any revenues from operations for the three months ended September 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

     Operating expenses increased $5,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2008, from $16,500 to $21,500. This increase was due to increase professional fees incurred.

Interest Expense

     Interest expense for the three months ended September 30, 2008 and 2007 was $2,729 and $4,297, respectively. The decrease was a result of debt being converted into common stock.

Net Income/Loss

     Net loss increased by $3,432 from net loss of $20,797 for the three months ended September 30, 2007 to a net loss of $24,229 for the three months ended September 30, 2008. The increase in net operating loss is due to decreased interest expense and increased professional fees.

     At September 30, 2008, our accumulated deficit was $1,462,822.

Assets and Liabilities

     Our total assets were $0 at September 30, 2008.

     Total Current Liabilities are $403,197 at September 30, 2008. Our notes payable and accrued interest are for $145,141.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2008, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

     As of September 30, 2008, we had a working capital deficit of $403,197. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     Comparison of Operating Results for the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Revenues

     The Company did not generate any revenues from operations for the nine months ended September 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

     Operating expenses increased by $11,500 from $43,000 for the nine months ended September 30, 2007 to $54,500 for the nine months ended September 30, 2008. The increase in our net operating expenses is due to increased professional fees.

Interest Expense

     Interest expense for the nine months ended September 30, 2008 and 2007 was $9,295 and $10,153, respectively. The decrease was a result of debt being converted into common stock.

Net Income/Loss

     Net loss increased by $10,642 from net loss of $53,153 for the nine months ended September 30, 2007 to a net loss of $63,795 for the nine months ended September 30, 2008. The increase in net operating loss is due to the increased professional fees and G&A expenses incurred.

     At September 30, 2008, our accumulated deficit was $1,462,822.

Assets and Liabilities

     Our total assets were $0 at September 30, 2008.

     Total Current Liabilities are $403,197 at September 30, 2008. Our notes payable and accrued interest are for $145,141.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2008, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

     As of September 30, 2008, we had a working capital deficit of $403,197. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti- dilutive for the periods ended September 30, 2008 and 2007.

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

ITEM 4T. Controls and Procedures

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



                          PART II. - OTHER INFORMATION


ITEM 1.  Legal Proceedings

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


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.


ITEM 3. Defaults Upon Senior Securities

     None.


ITEM 4. Submission of Matters to a Vote of Security Holders

     None.


ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
No.       Description
-------  ---------------------------------
31.1   *  Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2 * Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting Officer

32.1   *  Section 1350  Certification  of  Chief  Executive  Officer and   Chief
          Financial Officer,

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


                     Medical Makeover Corporation of America


                                     By:    /s/ Douglas P Martin
                                           ---------------------------
                                           Douglas P Martin
                                           Chief Executive Officer,
                                           President and Chairman of the Board*
Date: November 12, 2008


* Douglas P Martin has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.