Form 10-K
period 2008-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2009-04-07
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________


Commission file number 000-30621


                     MEDICAL MAKEOVER CORPORATION OF AMERICA
         -------------------------------------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                     65-0907798
----------------------------------------      ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                            Identification No.)


2300 Palm Beach Lakes Blvd., Suite 218
West Palm Beach, Florida                                      33409
----------------------------------------      ----------------------------------
(Address of principal executive offices)             (Zip Code)


Securities registered pursuant to Section 12(b) of the Exchange Act:

     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes [_] No [X]



Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes [_] No [X]



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [_] No [X]



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [_]                  Accelerated filer [_]

Non-accelerated filer     [_]                  Smaller reporting company [X]



Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).         Yes [_] No [X]



Of the 112,261,858 shares of voting stock of the registrant issued and outstanding as of December 31, 2008, 89,761,858 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on April 10, 2008:
$343,186.



Transitional Small Business Disclosure Format (check one):      Yes [_] No [X]



DOCUMENTS INCORPORATED BY REFERENCE:    None

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

     On February 6, 2004, Gala Enterprises Ltd., a Belize corporation, made a cash payment to the Company in the amount of ninety thousand dollars ($90,000) in exchange for 22,500,000 shares of the Company's restricted Common Stock, issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 144 promulgated thereunder. The purpose of this transaction was to effect a change of control to Gala Enterprises Ltd. The purpose of the cash payment was to provide sufficient funds for the Company to satisfy a portion of its outstanding debts. As of this date, the issuance represents 20.00% of the issued and outstanding common stock of the Company.

     Our principal place of business is 2300 Palm Beach Lakes Blvd., Suite 218, West Palm Beach, Florida 33409, and our telephone number at that address is
(561) 697-8740. (b) Business of the Company

     With the failure of the Company's last two business  plans, it has reverted
to  the  development   stage.   Management  is  currently   evaluating   several
opportunities. Employees

     As of December 31, 2008, the Company employed no full time and no part time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen. We anticipate hiring additional employees over the next twelve months if we are successful in implementing a new plan of operations.

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

     At December 31, 2008, we had a working capital deficiency of approximately $400,994. We will require significant cash during 2009, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

     Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of March 16, 2009. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

     We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are evaluating our internal control systems quarterly in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ended December 31, 2008.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's current executive offices are at 2300 Palm Beach Lakes Blvd., Suite 218, West Palm Beach, Florida 33409. The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new business plan.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2008, covered by this report.



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

   Year 2007              High              Low
   ---------------       ------            -----
   First Quarter          $0.02            $0.01
   Second Quarter         $0.01            $0.00
   Third Quarter          $0.01            $0.00
   Fourth Quarter         $0.00            $0.00

   Year 2008              High              Low
   ---------------       ------            -----
   First Quarter          $0.00            $0.00
   Second Quarter         $0.00            $0.00
   Third Quarter          $0.00            $0.00
   Fourth Quarter         $0.00            $0.00

Transfer Agent

     Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321. Their telephone number is (954) 272-9294.

(b) Holders.

     As of December 31, 2008, there were approximately forty (40) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend  Policy.

     We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Equity  Compensation  Plans.

     We  have  not  authorized  any  compensation  plans  (including  individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2008. We have not authorized any such plan for the fiscal year ended December 31, 2008.

Recent Sales of Unregistered Securities.

     We did not sell any securities during the period covered by this report that were not registered under the Securities Act, which was not disclosed in our 10-Q.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Discussion and Analysis

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

     This report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

Results of operations

     For the twelve months ended December 31, 2008 and 2007, we had no significant operations.

Net Operating Revenues

     There was no operating revenue for the twelve months ended December 31, 2008, and 2007 respectively.

Operating Expenses and Charges

     The significant operating expenses for the twelve months ended December 31, 2008 included $30,000 in general and administrative expenses; $24,500 in professional fees and $12,063 in interest expense. For the twelve months ended December 31, 2007, the significant expenses were $54,519 in general and administrative expenses, $19,500 in professional fees and $13,519 in interest expense.

Financial Condition, Liquidity and Capital Resources

     For the twelve months ended December 31, 2008 and 2007, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

     As of December 31, 2008, the Company had cash of $0. The Company's total assets decreased from $29,747 as of December 31, 2004 to $0. This decrease is attributable to the failure of its prior business plans. At December 31, 2008, total liabilities increased from $394,350 to $400,994. This increase is attributable to the accrued general and administrative expenses. As of December 31, 2008, the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term loans and a stockholder loan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy

     As a direct result of the failure of the Company's business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $1,462,822 and a working capital deficiency of $400,994 at December 31, 2008 and net losses from operations of $66,563 and $74,019, respectively, for the years ended December 31, 2008 and 2007. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements have been examined to the extent indicated in their reports by Lawrence Scharfman, CPA for the two years ended December 31, 2008 and 2007, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     NONE


Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and ourChief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SecuritiesExchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2008.

     Based on such evaluation, our management has concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2007 because information required to be disclosed by us was not recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms including that we failed to provide our report on internal control over financial reporting under Item 308
(T) of Regulation S-X.

     Management's Report on Internal Control Over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; 2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors; and 3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition our assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

     There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

     None.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.


Name                       Age              Position(s) with Company
--------------             -----            --------------------------------
Jason Smart                28               President, Chairman

Business Experience

     Jason Smart, born March 30, 1980, owns and operates Strategic Consultants, Inc., a market research company, based in Ontario Canada. Mr. Smart has owned and operated this company since early 2000. Through Mr. Smart,
StrategicConsultants, Inc., provides advertising assessment studies for companies and products. The studies include focus on product and service awareness and satisfaction, competitive analysis of product and services, consumer analysis of product and services, specific customer satisfaction, imaging and positioning of products and services, pricing analysis of product and services and service quality and product/service development, as well as real estate projections.

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

Conflicts of Interest

     None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

     Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

     It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any other affiliate of us except as described under Executive Compensation below.

     Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by our current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving us would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


ITEM 11. EXECUTIVE COMPENSATION

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

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                        --------------------              -----------------------  -------------
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual         Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------

Jason Smart       2008         0

Douglas Martin    2008    10,000*
                  2007    13,000*
                  2006         0

--------------------------------
* - accrued

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2008, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                Common Stock
                                            Beneficially Owned
                            Title of       ------------------------
Name and Address               Class      Number         Percent (1)
-----------------------------------------------------------------------
Douglas P. Martin *          Common     1,797,500          2.32%

Gala Enterprises Ltd.        Common    13,198,700         17.05%
--------------------------------------------------------------------------------
* no longer an officer/director as of December 31, 2008

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2008. As of December 31, 20087, there were 112,261,858 shares of our common stock issued and outstanding.

     Securities Authorized for Issuance Under Equity Compensation Plans The following table sets forth information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders: None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Audit Fees     Audit-Related Fees    Tax Fees   All Other Fees
        -----------     ------------------    --------   --------------
2008       $8,000          none                none        none
2007       $8,000          none                none        none

     We have no formal audit committee. However, our entire Board of Directors (the "Board") is our defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Pollard-Kelley Auditing Services, Inc. as independent auditors.

                                     PART IV


ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

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

10.11     Sample Consulting Agreement with Doctors*

14.1      Code of Conduct*

16.1 Letter from Baum & Company, P.A. . to the Securities and Exchange Commission.(2)

16.2 Letter from Kaufman Rossin & Co. to the Securities and Exchange Commission.(3)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
-------------------------------------------------

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

     (b) Reports on Form 8-K. During the last quarter of the fiscal year ended December 31, 2008, we filed an 8-K on December 2, 2008, reporting the appointment of a new director and subsequent resignation of one director.


                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

                     Medical Makeover Corporation of America
                    ----------------------------------------
                                  (Registrant)

Date: March 31, 2009

                                                   By: /s/ Jason Smart
                                             -----------------------------------
                                             Jason Smart, President and Chairman


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                       Date

/s/ Jason Smart                     President & Chairman        March 31, 2009
-----------------------------
Jason Smart

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors..............................................F-2

Balance Sheet...............................................................F-3

Statements of Operations....................................................F-4

Statement of Stockholders' Equity...........................................F-5

Statements of Cash Flows....................................................F-6

Notes to Financial Statements...............................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Medical Makeover Corporation of America
West Palm Beach, FL

I have audited the accompanying balance sheet of Medical Makeover Corporation of America, as of December 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America as of December 31, 2008, and the results of its operations and its cash flows for the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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


/s/Lawrence Scharfman
Lawrence Scharfman, CPA.
Boynton Beach, Florida
April 2, 2009

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                  December 31,
                                                                            2008                  2007
                                                                     ----------------       ----------------
                                 ASSETS
CURRENT ASSETS
 Cash                                                                $              0       $              0
 Inventory                                                                          0                      0
                                                                     ----------------       ----------------

          Total current assets                                                      0                      0
                                                                     ----------------       ----------------

PROPERTY AND EQUIPMENT
  Leasehold improvements                                                            0                      0
  Furniture, fixtures and equipment                                                 0                      0
  Vehicles                                                                          0                      0
        Less accumulated depreciation                                               0                      0
                                                                     ----------------       ----------------

          Net property and equipment                                                0                      0
                                                                     ----------------       ----------------

OTHER ASSETS
  Goodwill                                                                          0                      0
  Deposits and prepaid expenses                                                     0                      0
                                                                     ----------------       ----------------

                                                                                    0                      0
                                                                     ----------------       ----------------

Total Assets                                                         $              0       $              0
                                                                     ================       ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $        237,597       $        183,097
  Stockholder loans and accrued interest                                       20,459                 46,681
  Note payable                                                                142,938                164,572
                                                                     ----------------       ----------------

          Total current liabilities                                           400,994                394,350
                                                                     ----------------       ----------------

Total Liabilities                                                             400,994                394,350
                                                                     ----------------       ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares;
      0 issued and outstanding                                                      0                      0
  Common stock, $0.0001 par value, authorized  200,000,000 shares;
      112,261,858 and 77,393,592 issued and outstanding                        11,226                  7,739
  Additional paid-in capital                                                1,050,602                996,938
  Deficit accumulated during the development stage                         (1,462,822)            (1,399,027)
                                                                     ----------------       ----------------

          Total stockholders' equity (deficit)                               (400,994)              (394,350)
                                                                     ----------------       ----------------

Total Liabilities and  Stockholders' Equity (Deficit)                $              0       $              0
                                                                     ================       ================

     The accompanying notes are an integral part of the financial statements


                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Operations
                         For The Year Ended December 31,
                                                                                                       From
                                                                                                  March 29, 1999
                                                                                                   (Inception)
                                                                                                     Through
                                                                 2008               2007         December 31, 2008
                                                       ------------------- -------------------- --------------------
REVENUES                                               $                 0 $                  0 $             44,413

COST OF SALES                                                            0                    0                4,163
                                                       ------------------- -------------------- --------------------

    GROSS MARGIN                                                         0                    0               40,250

OPERATING EXPENSES:
   General and administrative expenses                              30,000               54,519            1,217,823
   Professional fees                                                24,500               19,500              251,448
                                                       ------------------- -------------------- --------------------

          Total expenses                                            54,500               74,019            1,469,271
                                                       ------------------- -------------------- --------------------

Other income (expense)
  Interest expense                                                  12,063               13,519               36,569
                                                       ------------------- -------------------- --------------------

Net income (loss)                                      $           (66,563)$            (74,019)$         (1,465,590)
                                                       =================== ==================== ====================

Income (loss) per weighted average common share        $             (0.01)$              (0.01)
                                                       =================== ====================

Number of weighted average common shares outstanding            89,308,116           77,392,629
                                                       =================== ====================







     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated       Total
                                                                    Additional      Note       During the    Stockholders'
                                            Number of     Common      Paid-In    Receivable    Development       Equity
                                             Shares        Stock      Capital   Stockholder      Stage        (Deficit)
                                           ------------ ----------- ----------- ------------ --------------- --------------
BEGINNING BALANCE, March 29, 1999                     0 $         0 $         0 $          0 $            0 $             0

Shares issued to founders                     1,350,000         135        (135)           0              0               0
Sale of stock for cash                           47,400           5       7,895            0              0           7,900
Shares issued for note receivable               102,600          10      17,000      (17,010)             0               0

Net loss                                              0           0           0            0        (11,839)        (11,839)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 1999                    1,500,000         150      24,760      (17,010)       (11,839)         (3,939)
Collection of note receivable                         0           0           0       17,010              0          17,010
Shares issued for services                        7,500           1       2,499            0              0           2,500
Net loss                                              0           0           0            0        (31,995)        (31,995)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2000                    1,507,500         151      27,259            0        (43,834)        (16,424)
Warrants issued to transfer agent                     0           0       1,000            0              0           1,000
Net loss                                              0           0           0            0       (107,990)       (107,990)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2001                    1,507,500         151      28,259            0       (151,824)       (123,414)
Net loss                                              0           0           0            0        (28,295)        (28,295)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2002                    1,507,500         151      28,259            0       (180,119)       (151,709)
Net loss                                              0           0           0            0        (27,812)        (27,812)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2003                    1,507,500         151      28,259            0       (207,931)       (179,521)
Common stock issued for cash                 22,900,000       2,290     287,800            0              0         290,090
Shares issued for services                    9,390,713         939      55,661            0              0          56,600
Shares contributed back to Company           (9,301,300)       (930)        930            0              0               0
Shares issued for settle debt                22,500,000       2,250      87,750            0              0          90,000
Net loss                                              0           0           0            0       (354,405)       (354,405)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2004                   46,996,913       4,700     460,400            0       (562,336)        (97,236)
Shares issued for services                    4,595,505         459     257,203            0              0         257,662
Shares issued for acquisitions                1,433,334         143      93,523            0              0          93,666
Shares cancelled for voided acquisitions     (1,433,334)       (143)    (93,523)           0              0         (93,666)
Net loss                                              0           0           0            0       (693,568)       (693,568)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2005                   51,592,418       5,159     717,603            0     (1,255,904)       (533,142)
Shares issued for services                      300,000          30      16,470            0              0          16,500
Shares issued to settle debt                 13,205,800       1,321     231,284            0              0         232,605
Net loss                                              0           0           0            0        (69,104)        (69,104)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
BALANCE, December 31, 2006                   65,098,218       6,510     965,357            0     (1,325,008)       (353,141)
Shares issued to settle debt                 12,294,411       1,229      31,581            0              0          32,810
Net loss                                              0           0           0            0        (74,019)        (74,019)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
ENDING BALANCE, December 31, 2007            77,392,629 $     7,739 $   996,938 $          0 $   (1,399,027)$      (394,350)
Shares issued to settle debt                 34,869,229       3,487      53,664            0              0          57,151
Net loss                                              0           0           0            0        (66,563)        (66,563)
                                           ------------ ----------- ----------- ------------ -------------- ---------------
ENDING BALANCE, December 31, 2008           112,261,858 $    11,226 $ 1,050,602 $          0 $   (1,465,590)$      (403,762)
                                           ============ =========== =========== ============ ============== ===============

     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         For the Year Ended December 31,
                                                                                                             From
                                                                                                        March 29, 1999
                                                                                                         (Inception)
                                                                                                           Through
                                                                             2008          2007       December 31, 2008
                                                                    ---------------- ---------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $        (66,563)$       (74,019) $         (1,465,590)
Adjustments to reconcile net loss to net cash used by operating activities:
    Stock issued for services                                                      0               0               440,422
    Depreciation                                                                   0               0                 3,445
Changes in operating assets and liabilities
    (Increase) decrease in accounts payable and accrued liabilities           54,500          61,075               237,597
    Increase (decrease) in accrued interest expense                           12,063          12,944                27,108
                                                                    ---------------- ---------------  --------------------
Net cash used by operating activities                                              0               0              (757,018)
                                                                    ---------------- ---------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                            0               0               (20,671)
                                                                    ---------------- ---------------  --------------------
Net cash used by investing activities                                              0               0               (20,671)
                                                                    ---------------- ---------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                             0               0               315,000
Proceeds from third party loan                                                     0               0               420,000
Payments on third party loans                                                      0               0                     0
Payments on stockholders' loans                                                    0               0               (35,500)
Proceeds from stockholders' loans                                                  0               0                78,189
                                                                    ---------------- ---------------  --------------------
Net cash provided by financing activities                                          0               0               777,689
                                                                    ---------------- ---------------  --------------------
Net increase (decrease) in cash                                                    0               0                     0
                                                                    ---------------- ---------------  --------------------
CASH, beginning of period                                                          0               0                     0
                                                                    ---------------- ---------------  --------------------
CASH, end of period                                                 $              0 $             0  $                  0
                                                                    ================ ===============  ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash                                               $              0 $             0
                                                                    ================ ===============
Non-Cash Financing Activities:
  144 common stock issued to retire debt and accrued interest       $         59,919 $        32,810
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


(2) Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.


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

In 2006 the Company issued 300,000 shares of common stock for services valued at $16,500, or $0.055 per share. In 2006 the Company issued 13,205,800 shares of restricted common stock to retire convertible debt and accrued interest totaling $232,605, or $0.02 per share. In 2007 the Company issued 12,294,411 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share. In 2008 the Company issued 34,869,229 shares of restricted common stock to retire convertible debt and accrued interest totaling $59,919, or $0.0017 per share.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately $1,465,590 expiring in various years from 2019 through 2028. Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax Medical Makeover Corporation of America (A Development Stage Enterprise) Notes to Financial Statements assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2008 is 100%.


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

d) Related party notes payable: In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company's two officers. These notes carried an interest rate of 15%. One matured on December 1, 2004, which terms were modified on January 21, 2005, to a) $10,000 payment at signing, b) the execution of a promissory note in the amount $47,750, with an interest rate of 15%, payable monthly for 12 months, c) 6,100,000 shares of the Company are contributed back to the Company and d) the Company issues 89,413 additional shares of restricted common stock earned under the original employment agreement, and the other has been converted to monthly payments over 12 months beginning in November 2004. Payments amounting to $35,500 were made on these notes in the first half-year of 2005. In 2008 the Company issued 15,000,000 shares of restricted common stock to settle $26,222 of these notes payable.

                     Medical Makeover Corporation of America
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,465,590 accumulated from March 29, 1999 (Inception) through December 31, 2008. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to restart its planned operations, and in May 2004, the Company sold 400,000 shares of common stock for $200,000.


(9) Short-term convertible debt

In December the Company received $20,000 and $115,000 in the first quarter 2005 in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate.

In June the Company received a $250,000 convertible loan from a third party. This loan is in default and carries an 8% interest rate. In 2006 the Company issued 13,205,800 shares of restricted common stock to retire convertible debt and accrued interest totaling $232,605, or $0.02 per share. In 2007 the Company issued 12,294,411 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share. In 2008 the Company issued 19,869,229 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,919, or $0.001 per share.