Form 10-Q
period 2009-03-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2009-05-15
CIK 1083944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2009

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


                      2300 Palm Beach Lakes Blvd, Suite 218
                             West Palm Beach FL33409
           -----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code: (561) 697-8740


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

As of May 11, 2009, there were approximately 112,261,858 shares of the Issuer's common stock, par value $0.0001 per share outstanding.



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

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3   Quantitative and Qualitative Disclosures About Market Risk

Item 4T  Controls and Procedures

PART II  - OTHER INFORMATION

Item 1     Legal Proceedings

Item 1A    Risk Factors

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3     Defaults Upon Senior Securities

Item 4     Submission of Matters to a Vote of Security Holders

Item 5     Other Information

Item 6     Exhibits

SIGNATURES

EXHIBITS

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

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

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statement.................................................F-6

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                                  Balance Sheet


                                                                                  March 31,     December
                                                                                    2009        31, 2008
                                                                                ------------- ------------
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $           0 $          0
  Accounts receivable                                                                       0            0
                                                                                ------------- ------------

          Total current assets                                                              0            0
                                                                                ------------- ------------

OTHER ASSETS
   Other assets                                                                             0            0
                                                                                ------------- ------------

          Total other assets                                                                0            0
                                                                                ------------- ------------
Total Assets                                                                    $           0 $          0
                                                                                ============= ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                           $     237,597 $    237,597
     Stockholder loans and accrued interest                                            20,459       20,459
     Undocumented loan from third party                                                12,465            0
     Note payable                                                                     145,610      142,938
                                                                                ------------- ------------
          Total current liabilities                                                   416,131      400,994
                                                                                ------------- ------------

Total Liabilities                                                                     416,131      400,994
                                                                                ------------- ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
       0 issued and outstanding                                                             0            0
  Common stock, $0.0001 par value, authorized 200,000,000 shares;
      112,261,858 issued and outstanding                                               11,226       11,226
  Additional paid-in capital                                                        1,053,370    1,053,370
  Deficit accumulated during the development stage                                 (1,480,727)  (1,465,590)
                                                                                ------------- ------------
          Total stockholders' equity                                                 (416,131)    (400,994)
                                                                                ------------- ------------
Total Liabilities and  Stockholders' Equity                                     $           0 $          0
                                                                                ============= ============




     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                            Statements of Operations
                          Three Months Ended March 31,
                                   (unaudited)


                                                                                                      From March
                                                                                                       29, 1999
                                                                                                    (Inception) to
                                                                                                      March 31,
                                                                  2009               2008                2009
                                                             ---------------    ---------------    ----------------

REVENUES                                                     $             0    $             0    $         44,413
                                                             ---------------    ---------------    ----------------

OPERATING EXPENSES
   General and administrative                                            465             10,000           1,222,451
   Professional fees                                                  12,000              6,500             263,448
                                                             ---------------    ---------------    ----------------

          Net operating loss                                          12,465             16,500           1,485,899
                                                             ---------------    ---------------    ----------------

   Interest expense                                                    2,672              3,262              39,241
                                                             ---------------    ---------------    ----------------


Net loss                                                     $       (15,137)   $       (19,762)   $     (1,480,727)
                                                             ===============    ===============    ================

Basic net loss per share                                     $         (0.01)   $         (0.01)
                                                             ===============    ===============

Weighted average shares outstanding                              112,261,858         77,393,592
                                                             ===============    ===============

















     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                   Statement of Stockholders' Equity (Deficit)



                                                                                                   Deficit
                                                                                                Accumulated
                                                                                 Additional      During the         Total
                                                        Number of     Common       Paid-in      Development     Stockholders'
                                                         Shares        Stock       Capital         Stage           Equity
                                                      ------------- ----------- ------------- ---------------- ---------------

BEGINNING BALANCE, January 1, 2005                       46,996,913 $     4,700 $     463,168 $       (562,336)$       (94,468)

Shares issued for services                                4,595,505         459       257,203                0         257,662
Net loss                                                          0           0             0         (693,568)       (693,568)
                                                      ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2005                               51,592,418       5,159       720,371       (1,255,904)       (530,374)
Shares issued for services                                  300,000          30        16,470                0          16,500
Shares issued to settle debt and  interest expense       13,205,800       1,321       231,284                0         232,605
Net loss                                                          0           0             0          (69,104)        (69,104)
                                                      ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2006                               65,098,218       6,510       968,125       (1,325,008)       (350,373)
Shares issued to settle debt and  interest expense       12,294,411       1,229        31,581                0          32,810

Net loss                                                          0           0             0          (78,730)        (78,730)
                                                      ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2007                               77,392,629       7,739       999,706       (1,399,027)       (391,582)
Shares issued to settle debt and  interest expense       34,869,229       3,487        53,664                0          57,151
Net loss                                                          0           0             0          (66,563)        (66,563)
                                                      ------------- ----------- ------------- ---------------- ---------------
BALANCE, December 31, 2008                              112,261,858      11,226     1,053,370       (1,465,590)       (400,994)
Net loss                                                          0           0             0          (15,137)        (15,137)
                                                      ------------- ----------- ------------- ---------------- ---------------
ENDING BALANCE, March 31, 2009 (unaudited)              112,261,858 $    11,226 $   1,053,370 $     (1,480,727)$      (416,131)
                                                      ============= =========== ============= ================ ===============
















     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                            Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                                       From March
                                                                                                        29, 1999
                                                                                                     (Inception) to
                                                                    2009              2008           March 31, 2009
                                                             ------------------ -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(15,137)         $(19,762)   $     (1,480,727)
Adjustments to reconcile net loss to net cash used by
 operating activities:
    Stock issued for services                                                 0                 0            440,422
    Depreciation                                                              0                 0              3,445
Changes in operating assets and liabilities
    Increase (decrease) in accounts payable & acc'd expenses                  0            16,500            237,597
    Increase (decrease) in accrued interest expense                       2,672             3,262             29,780
                                                             ------------------ -----------------   ----------------
Net cash provided (used) by operating activities                        (12,465)                0           (769,483)
                                                             ------------------ -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                                     0                 0            (20,671)
                                                             ------------------ -----------------   ----------------
Net cash provided (used) by investing activities                              0                 0            (20,671)
                                                             ------------------ -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash                               0                 0            315,000
Proceeds from stockholder loan payable                                        0                 0             78,189
Payments on stockholder loans                                                 0                 0            (35,500)
Proceeds from third party notes payable                                  12,465                 0            432,465
                                                             ------------------ -----------------   ----------------
Net cash provided by financing activities                                12,465                 0            790,154
                                                             ------------------ -----------------   ----------------

Net increase (decrease) in cash                                               0                 0                  0
                                                             ------------------ -----------------   ----------------
CASH, beginning of period                                                     0                 0                  0
                                                             ------------------ -----------------   ----------------
CASH, end of period                                          $                0 $               0   $              0
                                                             ================== =================   ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Non-Cash Financing Activities:
   Common stock issued for reduction in notes payable and
 accrued interest                                            $                0 $               0
                                                             ================== =================








     The accompanying notes are an integral part of the financial statements

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                    (Information with regard to the 3 months
                   ended March 31, 2009 and 2008 is unaudited)


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

     (g) Interim financial information The financial statements for the three months ended March 31, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $1,480,727 accumulated through March 31, 2009. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

                     Medical Makeover Corporation of America
                        (a development stage enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - NOTES PAYABLE

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term loan. This loan matures in six months and carries a 8% interest rate. In June 2005, the Company received a $250,000 convertible loan from a third party. This loan matures in six months and is in default, and carries a 8% interest rate.

In the first quarter 2009, the Company borrowed $12,465 from a third party, as an advance to a line of credit to be determined.


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

Overview

     The Company is a development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy changed in the third quarter 2007 to seeking potential merger candidates. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2008. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

     Comparison of Operating Results for the Quarter Ended March 31, 2009 to the Quarter Ended March 31, 2008

Revenues

     The Company did not generate any revenues from operations for the three months ended March 31, 2009 or 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

     Operating expenses was declined $4,035 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, from $16,500 to $12,465. This decline is a result of the change in management

Interest Expense

     Interest expense for the three months ended March 31, 2009 and 2008 was $2,672 and $3,262, respectively.

Net Income/Loss

Net loss decreased by $4,625 from a net loss of $19,762 for the three months ended March 31, 2008 to a net loss of $15,137 for the three months ended March 31, 2009. The decrease in net operating loss is due to decreased interest expense and reduced operating expenses

     At March 31, 2009, our accumulated deficit was $1,480,727.

Assets and Liabilities

     Our total assets were $0 at March 31, 2009.

     Total Current Liabilities are $416,131 at March 31, 2009. Our notes payable are $158,075.

Financial Condition, Liquidity and Capital Resources

     At March 31, 2009, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

     As of March 31, 2009, we had a working capital deficit of $416,131. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

     The Company's plan of operation through December 31, 2009 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti- dilutive for the periods ended March 31, 2009 and 2008.

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


Item 3  Quantitative and Qualitative Disclosures About Market Risk

     The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.


Item 4T Controls and Procedures

     Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, during 2008, our management concluded that our disclosure controls and procedures were not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and amortization of beneficial conversion features on our notes payable. We have made the necessary adjustments to our financial statements and footnote disclosures in our Interim Report on Form 10-Q. We believe that our disclosure controls and procedures are now effective based upon the conduct of our evaluation for the period ended March 31, 2009. We are continually in the process of improving our internal controls in an effort to discover and remediate any deficiencies prior to filing any report. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.



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

     None.


Item 3   Defaults Upon Senior Securities

     None


Item 4   Submission of Matters to a Vote of Security Holders

     None


Item 5   Other Information

     None


Item 6   Exhibits

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------
31.1 * Certification of the Chief Executive Officer, dated May 15, 2009, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 * Certification of the Acting Chief Financial Officer, dated May 15, 2009, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 * Certification of Chief Executive Officer, dated May 15, 2009, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1 * Certification Acting Chief Financial Officer, dated May 15, 2009, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

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


                     Medical Makeover Corporation of America

                                   By:      /s/ Jason Smart
                                           ---------------------------
                                           Jason Smart
                                           Chief Executive Officer,
                                           President and Chairman of the Board*
Date: May 15, 2009

* Jason Smart has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.