Form 10-Q
period 2009-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2009-08-14
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
[X]  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2009

[_]  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

MEDICAL MAKEOVER CORPORATION OF AMERICA

 (Exact name of registrant as specified in its charter)

Delaware	000-11596	65-0907798
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|X| Yes	|_| No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 29, 2009,  there were  approximately 112,261,858  shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

INDEX

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2	Management's Discussion and Analysis or Plan of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A.	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
Balance Sheet

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$0
Accounts receivable	0	0

Total current assets	0	0

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$237,597	$237,597
Stockholder loans and accrued interest	20,459	20,459
Undocumented loan from third party	14,733	0
Note payable	148,311	142,938

Total current liabilities	421,100	400,994

Total Liabilities	421,100	400,994

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 200,000,000 shares; 112,261,858 issued and outstanding	11,226	11,226
Additional paid-in capital	1,053,370	1,053,370
Deficit accumulated during the development stage	(1,485,696)	(1,465,590)

Total stockholders’ equity	(421,100)	(400,994)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Operations
Six Months Ended June 30,
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From March 29, 1999 (Inception) to June 30,
	2009	2008	2009	2008	2009

REVENUES	$0	$0	$0	$0	$44,413

OPERATING EXPENSES
General and administrative	1,018	10,000	1,483	20,000	1,223,469
Professional fees	1,250	6,500	13,250	13,000	264,698

Net operating loss	2,268	16,500	14,733	33,000	1,488,167

Interest expense	2,701	3,304	5,373	6,566	41,942

Net loss	$(4,969)	$(19,804)	$(20,106)	$(39,566)	$(1,485,696)

Basic net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	112,261,858	103,544,551	112,261,858	94,827,244

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	46,996,913	$4,700	$463,168	$(562,336)	$(94,468)

Shares issued for services	4,595,505	459	257,203	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	51,592,418	5,159	720,371	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,205,800	1,321	231,284	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	65,098,218	6,510	968,125	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810

Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	77,392,629	7,739	999,706	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,229	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	112,261,858	11,226	1,053,370	(1,465,590)	(400,994)
Net loss	0	0	0	(20,106)	(20,106)
ENDING BALANCE, June 30, 2009 (unaudited)	112,261,858	$11,226	$1,053,370	$(1,485,696)	$(421,100)

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2009	2008	From March 29, 1999 (Inception) to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,106)	$(39,566)	$(1,485,696)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	440,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
Increase (decrease) in accounts payable & acc’d expenses	0	33,000	237,597
Increase (decrease) in accrued interest expense	5,373	6,566	32,481

Net cash provided (used) by operating activities	(14,733)	0	(771,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0	(20,671)

Net cash provided (used) by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	0	0	315,000
Proceeds from stockholder loan payable	0	0	78,189
Payments on stockholder loans	0	0	(35,500)
Proceeds from third party notes payable	14,733	0	434,733

Net cash provided by financing activities	14,733	0	792,422

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
Common stock issued for reduction in notes payable and accrued interest	$0	$17,304

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the 6 months ended June 30, 2009 and 2008 is unaudited)

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

(g)  Interim financial information The financial statements for the six months ended June 30, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,485,696 accumulated through June 30, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term  loan. This loan matures in six months and carries a 8% interest  rate. In June 2005, the Company  received a $250,000  convertible loan from a third party. This loan matures in six months and is in default,  and carries a 8% interest rate.

In the first half of 2009, the Company borrowed $14,733 from a third party., as an advance to a line of credit to be determined.

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

NOTE 5 – USE OF ESTIMATES

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

Comparison of Operating Results for the Quarter Ended June 30, 2009 to the Quarter Ended June 30, 2008

Revenues

The Company did not  generate  any revenues from operations for the three months ended June 30, 2009 or 2008. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses decreased by $14,232 for the three months ended June 30, 2009, at $2,268 compared to the three months ended June 30, 2008, at $16,500. This was due to decreased general expenses and professional fees incurred.

Interest Expense

Interest expense for the three months ended June 30, 2009 and 2008 was $2,701 and $3,304, respectively.

Net Income/Loss

Net loss decreased by $14,835 from net loss of $19,804 for the three months ended June 30, 2008 to a net loss of $4,969 for the three months ended June 30, 2009. The decrease in net operating loss is due to decreased general expenses and professional fees incurred.

At June 30, 2009, our accumulated deficit was $1,485,696.
Assets and Liabilities

Our total assets were  $0 at June 30, 2009.

Total Current Liabilities are $421,100 at June 30, 2009.  Our notes payable are for $183,503.

Financial Condition, Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of June 30, 2009, we had a working capital deficit of $421,100. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Comparison  of  Operating  Results for the  Six Months  Ended June 30, 2009 to the Six Months Ended June 30, 2008

Revenues

The Company did not  generate  any revenues from operations for the six months ended June 30, 2009 or 2008. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses decreased by $18,267 from $33,000 for the six months ended June 30, 2008 to $14,733 for the three months ended June 30, 2009. The decrease in our net operating expenses is due to decreased professional fees and G&A expenses incurred.

Interest Expense

Interest expense for the six months ended June 30, 2009 and 2008 was $5,373 and $6,566, respectively.

Net Income/Loss

Net loss increased by $19,460 from net loss of $39,566 for the six months ended June 30, 2008 to a net loss of $20,106 for the six months ended June 30, 2009. The decrease in net operating loss is due to the decreased professional fees and G&A expenses incurred.

At June 30, 2009, our accumulated deficit was $1,485,696.

Assets and Liabilities

Our total assets were  $0 at June 30, 2009.

Total Current Liabilities are $421,100 at June 30, 2009.  Our notes payable are for $183,503.

Financial Condition, Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of June 30, 2009, we had a working capital deficit of $421,100. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2009 and 2008.

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

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions

31.1      * Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley
 Act of 2002.
31.2      * Certification of the Acting Chief Financial Officer pursuant to Section 302 of
 Sarbanes-Oxley Act of 2002.
32.1      * Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.1      * Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-
Oxley Act of 2002.
____________
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

Medical Makeover Corporation of America

By:      /s/Jason Smart
Jason Smart
Chief Executive Officer,
President and Chairman of the Board*
Date: August 14, 2009

* Jason Smart has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.