Form 10-Q
period 2009-09-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2009-11-12
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
[X]  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

2101 Vista Parkway, Suite 292
West Palm Beach FL33411

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (561) 228-6148

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

As of October 27, 2009,  there were  approximately 123,213,525  shares of the Issuer's common stock, par value $0.0001 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking  statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing  numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to,  economic, political and market conditions and fluctuations, government and industry regulation,  interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-K. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place  undue reliance on these forward-looking statements, which speak only as of the date of this  report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing  obligations to  disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated  events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
Balance Sheet

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,405	$0
Accounts receivable	0	0

Total current assets	1,405	0

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$1,405	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$237,597	$237,597
Stockholder loans and accrued interest	20,459	20,459
Undocumented loan from third party	19,733	0
Note payable	138,935	142,938

Total current liabilities	416,724	400,994

Total Liabilities	416,724	400,994

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 200,000,000 shares; 123,213,525 issued and outstanding	12,321	11,226
Additional paid-in capital	1,064,346	1,053,370
Deficit accumulated during the development stage	(1,491,986)	(1,465,590)

Total stockholders’ equity	(415,319)	(400,994)

Total Liabilities and Stockholders’ Equity	$1,405	$0

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Operations
Nine Months Ended September 30,
(unaudited)

	Three Months		Nine Months		From March 29, 1999 (Inception) to Sept 30,
	2009	2008	2009	2008	2009

REVENUES	$0	$0	$0	$0	$44,413

OPERATING EXPENSES
General and administrative	2,095	10,000	1,483	30,000	1,225,564
Professional fees	1,500	6,500	14,750	24,500	266,198

Net operating loss	3,595	16,500	16,233	54,500	1,491,762

Interest expense	2,695	4,297	8,068	9,295	44,637

Net loss	$(6,290)	$(20,797)	$(24,301)	$(63,795)	$(1,491,986)

Basic net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	114,491,043	89,320,584	113,013,085	82,225,283

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	46,996,913	$4,700	$463,168	$(562,336)	$(94,468)

Shares issued for services	4,595,505	459	257,203	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	51,592,418	5,159	720,371	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,205,800	1,321	231,284	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	65,098,218	6,510	968,125	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	77,392,629	7,739	999,706	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,229	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	112,261,858	11,226	1,053,370	(1,465,590)	(400,994)
Net loss	0	0	0	(26,396)	(26,396)
ENDING BALANCE, Sept 30, 2009 (unaudited)	112,261,858	$11,226	$1,053,370	$(1,491,986)	$(427,390)

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)

	2009	2008	From March 29, 1999 (Inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,396)	$(63,795)	$(1,491,986)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	440,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
Increase (decrease) in accounts payable & acc’d expenses	0	54,500	237,597
Increase (decrease) in accrued interest expense	8,068	9,295	35,176

Net cash provided (used) by operating activities	(18,328)	0	(775,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0	(20,671)

Net cash provided (used) by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	0	0	315,000
Proceeds from stockholder loan payable	0	0	78,189
Payments on stockholder loans	0	0	(35,500)
Proceeds from third party notes payable	19,733	0	439,733

Net cash provided by financing activities	19,733	0	797,422

Net increase (decrease) in cash	1,405	0	1,405

CASH, beginning of period	0	0	0

CASH, end of period	$1,405	$0	$1,405
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Common stock issued for reduction in notes payable and accrued interest	$12,071	$17,304

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the nine months ended September 30, 2009 and 2008 is unaudited)

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

(g)  Interim financial information The financial statements for the nine months ended September 30, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,491,986 accumulated through September 30, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term  loan. This loan matures in six months and carries a 8% interest  rate. In June 2005, the Company  received a $250,000  convertible loan from a third party. This loan matures in six months and is in default,  and carries a 8% interest rate.

In the three quarters of 2009, the Company borrowed $19,733 from a third party., as an advance to a line of credit to be determined.

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

NOTE 6 - NON-CASH TRANSACTIONS

In the second quarter of 2008, the Company issued 7,516,269 shares of common stock to settle $14,000 of convertible debt and $3,304 of accrued interest thereon. In the third quarter of 2009, the Company issued 10,951,667 shares of common stock to settle $9,000 of convertible debt and $3,071 of accrued interest thereon.

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

Comparison of Operating Results for the Quarter Ended September 30, 2009 to the Quarter Ended September 30, 2008

Revenues

The Company did not generate any revenues from operations for the three months ended September 30, 2009 or 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses decreased by $12,905 for the three months ended September 30, 2009, at $3,595 compared to the three months ended September 30, 2008, at $16,500. This was due to decreased general expenses and professional fees incurred.

Interest Expense

Interest expense for the three months ended September 30, 2009 and 2008 was $2,695 and $4,297, respectively.

Net Income/Loss

Net loss decreased by $14,507 from net loss of $20,797 for the three months ended September 30, 2008 to a net loss of $6,290 for the three months ended September 30, 2009. The decrease in net operating loss is due to decreased general expenses and professional fees incurred.

At September 30, 2009, our accumulated deficit was $1,491,986.

Assets and Liabilities

Our total assets were  $1,405 at September 30, 2009.

Total Current Liabilities were $416,724 at September 30, 2009.  Our notes payable are for $179,127.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $1,405. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of September 30, 2009, we had a working capital deficit of $415,319. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Comparison  of  Operating  Results for the Nine Months  Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Revenues

The Company did not  generate  any revenues from operations for the six months ended September 30, 2009 or 2008. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses decreased by $38,267 from $54,500 for the nine months ended September 30, 2008 to $16,233 for the nine months ended September 30, 2009. The decrease in our net operating expenses is due to decreased professional fees and G&A expenses incurred.

Interest Expense

Interest expense for the nine months ended September 30, 2009 and 2008 was $8,068 and $9,295, respectively.

Net Income/Loss

Net loss decreased by $39,494 from net loss of $63,795 for the nine months ended September 30, 2008 to a net loss of $24,301 for the nine months ended September 30, 2009. The decrease in net operating loss is due to the decreased professional fees and G&A expenses incurred.

At September 30, 2009, our accumulated deficit was $1,491,986.

Assets and Liabilities

Our total assets were  $1,405 at September 30, 2009.

Total Current Liabilities were $416,724 at September 30, 2009.  Our notes payable are for $179,127.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $1,405. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of September 30, 2009, we had a working capital deficit of $415,319. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2009 and 2008.

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

31.1      * Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2      * Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1      * Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.1      * Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

     August 25, 2009 - change in the Company’s Independent Certifying Accountant

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Makeover Corporation of America

By:	/s/ Jason Smart
Jason Smart
Chief Executive Officer,
President and Chairman of the Board*

Date: November 12, 2009

* Jason Smart has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.