Form 10-Q
period 2010-03-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2010-05-13
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐   Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 5, 2010,  there were approximately 128,685,400  shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

	PART II. - OTHER INFORMATION

Item 1	Legal Proceedings	4

Item 1A.	Risk Factors	4

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3	Defaults Upon Senior Securities	4

Item 4	Submission of Matters to a Vote of Security Holders	4

Item 5	Other Information	4

Item 6	Exhibits	4

SIGNATURES		5

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

1

Medical Makeover Corporation of America
(a development stage enterprise)
Balance Sheet

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,770	$1,764
Prepaid expenses	1,250	3,750

Total current assets	6,020	5,514

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$6,020	$5,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$237,597	$237,597
Stockholder loans and accrued interest	20,459	20,459
Line of credit - third party and accrued interest	36,940	29,875
Note payable and accrued interest	134,982	132,616

Total current liabilities	429,978	420,547

Total Liabilities	429,978	420,547

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 200,000,000 shares; 128,685,400 issued and outstanding	12,868	12,868
Additional paid-in capital	1,072,554	1,072,554
Deficit accumulated during the development stage	(1,509,380)	(1,500,455)

Total stockholders’ equity	(423,958)	(415,033)

Total Liabilities and Stockholders’ Equity	$6,020	$5,514

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Operations
Three Months Ended March 31,
(unaudited)

			From March 29, 1999 (Inception) to March 31,
	2010	2009	2010

REVENUES	$0	$0	$44,413

OPERATING EXPENSES
General and administrative	1,994	465	1,229,948
Professional fees	3,750	12,000	272,198

Net operating loss	5,744	12,465	1,502,146

Interest expense	3,181	2,672	51,647

Net loss	$(8,925)	$(15,137)	$(1,509,380)

Basic net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	128,685,400	112,261,858

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	46,996,913	$4,700	$463,168	$(562,336)	$(94,468)

Shares issued for services	4,595,505	459	257,203	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	51,592,418	5,159	720,371	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,205,800	1,321	231,284	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	65,098,218	6,510	968,125	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	77,392,629	7,739	999,706	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,229	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	112,261,858	11,226	1,053,370	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,424,542	1,642	19,184	0	20,826
Net loss	0	0	0	(34,865)	(34,865)
ENDING BALANCE, December 31, 2009	128,686,400	12,868	1,072,554	(1,500,455)	(415,033)
Net loss	0	0	0	(8,925)	(8,925)
ENDING BALANCE, March 31, 2010 (unaudited)	128,686,400	$12,868	$1,072,554	$(1,509,380)	$(423,958)

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2010	2009	From March 29, 1999 (Inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,925)	$(15,137)	$(1,509,381)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	440,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	2,500	0	(1,250)
Increase (decrease) in accounts payable & acc’d expenses	0	0	237,597
Increase (decrease) in accrued interest expense	3,181	2,672	42,186

Net cash provided (used) by operating activities	(3,244)	(12,465)	(786,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0	(20,671)

Net cash provided (used) by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	0	0	315,000
Proceeds from stockholder loan payable	0	0	78,189
Payments on stockholder loans	0	0	(35,500)
Proceeds from third party notes payable	6,250	12,465	454,733

Net cash provided by financing activities	6,250	12,465	812,422

Net increase (decrease) in cash	3,006	0	4,770

CASH, beginning of period	1,764	0	0

CASH, end of period	$4,770	$0	$4,770
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Common stock issued for reduction in notes payable and accrued interest	$0	$0

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2010 and 2009 is unaudited)

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

(g)  Interim financial information The financial statements for the three months ended March 31, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,509,380 accumulated through March 31, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term  loan. This loan matures in six months and carries a 8% interest  rate. In June 2005, the Company  received a $250,000 convertible loan from a third party. This loan matures in six months and is in default, and carries an 8% interest rate. To date the Company has converted $130,069 of this convertible note into shares of common stock.

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT PAYABLE

In December 2009, effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2010, with a principal maximum draw of $100,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company’s books. In 2010 the Company drew $6,250 on this line and has accrued $2,208 in interest payable. The total drawn to date is $34,733.

NOTE 5 - CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

NOTE 6 - USE OF ESTIMATES

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

Comparison of Operating Results for the Quarter Ended March 31, 2010 to the Quarter Ended March 31, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended March 31, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses was declined $6,721 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, from $12,465 to $5,744. This decline is a result of the change in management in mid-2009.

Interest Expense

Interest expense for the three months ended March 31, 2010 and 2009 was $3,181 and $2,672, respectively.

Net Income/Loss

Net loss decreased by $6,212 from a net loss of $15,137 for the three months ended March 31, 2009 to a net loss of $8,925 for the three months ended March 31, 2010. The decrease in net operating loss is due to decreased interest expense and reduced operating expenses.

At March 31, 2010, our accumulated deficit was $1,509,380.

Assets and Liabilities

Our total assets were $6,020 at March 31, 2010.

Total Current Liabilities are $429,978 at March 31, 2010.  Our note payable and line of credit total $154,664.

Financial Condition, Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $4,770. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of March 31, 2010, we had a working capital deficit of $423,958. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's plan of operation through December 31, 2010 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2010 and 2009.

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

Item 4T - Controls and Procedures

Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, during 2008, our management concluded that our disclosure controls and procedures were not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and amortization of beneficial conversion features on our notes payable. We have made the necessary adjustments to our financial statements and footnote disclosures in our Interim Report on Form 10-Q. We believe that our disclosure controls and procedures are now effective based upon the conduct of our evaluation for the period ended March 31, 2010. We are continually in the process of improving our internal controls in an effort to discover and remediate any deficiencies prior to filing any report. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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

31.1      * Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2      * Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      * Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1      * Certification Acting Chief Financial Officerpursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

Date: May 13, 2010

*    Jason Smart has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.