Form 10-Q
period 2010-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2010-08-16
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 20, 2010, there were approximately 128,685,400 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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
.

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

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
Balance Sheet

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,622	$1,764
Prepaid expenses	1,250	3,750

Total current assets	5,872	5,514

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$5,872	$5,514

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$237,597	$237,597
Stockholder loans and accrued interest	20,459	20,459
Line of credit - third party and accrued interest	42,827	29,875
Note payable	137,400	132,616

Total current liabilities	438,283	420,547

Total Liabilities	438,283	420,547

STOCKHOLDERS= EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 200,000,000 shares; 128,685,400 issued and outstanding	12,868	12,868
Additional paid-in capital	1,072,554	1,072,554
Deficit accumulated during the development stage	(1,517,833)	(1,500,455)

Total stockholders= equity	(432,411)	(415,033)

Total Liabilities and Stockholders= Equity	$5,872	$5,514
The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Operations
Six Months Ended June 30,
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		From March 29, 1999 (Inception) to June 30,
	2010	2009	2010	2009	2010

REVENUES	$0	$0	$0	$0	$44,413

OPERATING EXPENSES
General and administrative	2,898	1,018	4,892	1,483	1,232,846
Professional fees	2,250	1,250	6,000	13,250	274,448

Net operating loss	5,148	2,268	10,892	14,733	1,507,294

Interest expense	3,305	2,701	6,486	5,373	54,952

Net loss	$(8,453)	$(4,969)	$(17,378)	$(20,106)	$(1,517,833)

Basic net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	128,685,400	112,261,858	128,685,400	112,261,858

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
 Statement of Stockholders= Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders= Equity

BEGINNING BALANCE, January 1, 2005	46,996,913	$4,700	$463,168	$(562,336)	$(94,468)

Shares issued for services	4,595,505	459	257,203	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	51,592,418	5,159	720,371	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,205,800	1,321	231,284	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	65,098,218	6,510	968,125	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810

Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	77,392,629	7,739	999,706	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,229	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	112,261,858	11,226	1,053,370	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,424,542	1,642	19,184	0	20,826
Net loss	0	0	0	(34,865)	(34,865)
ENDING BALANCE, December 31, 2009	128,686,400	12,868	1,072,554	(1,500,455)	(415,033)
Net loss	0	0	0	(17,378)	(17,378)
ENDING BALANCE, June 30, 2010 (unaudited)	128,686,400	$12,868	$1,072,554	$(1,517,833)	$(432,411)

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2010	2009	From March 29, 1999 (Inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,378)	$(20,106)	$(1,517,834)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	440,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	2,500	0	(1,250)
Increase (decrease) in accounts payable & acc=d expenses	0	0	237,597
Increase (decrease) in accrued interest expense	6,486	5,373	45,491

Net cash provided (used) by operating activities	(8,392)	(14,733)	(792,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0	(20,671)

Net cash provided (used) by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	0	0	315,000
Proceeds from stockholder loan payable	0	0	78,189
Payments on stockholder loans	0	0	(35,500)
Proceeds from third party notes payable	11,250	14,733	459,733
			.
Net cash provided by financing activities	11,250	14,733	817,422

Net increase (decrease) in cash	2,858	0	4,622

CASH, beginning of period	1,764	0	0

CASH, end of period	$4,622	$0	$4,622
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Common stock issued for reduction in notes payable and accrued interest	$0	$17,304

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the 6 months ended June 30, 2010 and 2009 is unaudited)

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

(g)  Interim financial information The financial statements for the six months ended June 30, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company=s financial position and operating results raise substantial doubt about the Company=s ability to continue as a going concern, as reflected by the net loss of $1,517,834 accumulated through June 30, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term  loan. This loan matures in six months and carries a 8% interest  rate. In June 2005, the Company  received a $250,000  convertible loan from a third party. This loan matures in six months and is in default,  and carries a 8% interest rate.

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT PAYABLE

In December 2009, effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2010, with a principal maximum draw of $100,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company=s books. In 2010 the Company drew $11,250 on this line and has accrued $3,095 in interest payable. The total drawn to date is $39,733.

NOTE 5 B CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

NOTE 6 B USE OF ESTIMATES

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

Overview

The Company is a development stage company and has not yet generated or realized any  revenues  from  business  operations.  The  Company's business  strategy changed in the third quarter 2007 to seeking potential merger candidates.  The  Company's  auditors  have issued a going concern  opinion in our audited  financial  statements for the fiscal year ended December 31, 2009. This means that our auditors  believe there is doubt that the Company can continue as an on-going  business for the next twelve  months unless it obtains  additional capital to pay its bills. This is because the Company has not  generated  any  revenues and no revenues  are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible  transactions  with strategic or joint venture partners. We do not  plan  to use any capital raised for the purchase or sale of any plant or  significant  equipment. The following  discussion and analysis  should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended June 30, 2010 to the Quarter Ended June 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended June 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $2,880 for the three months ended June 30, 2010, at $5,148 compared to the three months ended June 30, 2009, at $2,268. This was due to increased general expenses incurred.

Interest Expense

Interest expense for the three months ended June 30, 2010 and 2009 was $3,305 and $2,701, respectively.

Net Income/Loss

Net loss increased by $3,484 from net loss of $4,969 for the three months ended June 30, 2009 to a net loss of $8,453 for the three months ended June 30, 2010. The increase in net operating loss is due to increased general expenses and interest expense incurred.

At June 30, 2010, our accumulated deficit was $1,517,833.

Assets and Liabilities

Our total assets were  $5,872 at June 30, 2010, and consisted principally of cash.

Total Current Liabilities are $438,283 at June 30, 2010.  Our notes payable are for $159,664.

Financial Condition, Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $4,622. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of June 30, 2010, we had a working capital deficit of $432,400. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Comparison  of  Operating  Results for the  Six Months  Ended June 30, 2010 to the Six Months Ended June 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the six months ended June 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses decreased by $3,841 from $14,733 for the six months ended June 30, 2009 to $10,892 for the three months ended June 30, 2010. The decrease in our net operating expenses is due to decreased professional fees.

Interest Expense

Interest expense for the six months ended June 30, 2010 and 2009 was $6,486 and $5,373, respectively.

Net Income/Loss

Net loss decreased by $2,728 from net loss of $20,106 for the six months ended June 30, 2009 to a net loss of $17,378 for the six months ended June 30, 2010. The decrease in net operating loss is due to the decreased professional fees.
At June 30, 2010, our accumulated deficit was $1,517,833.

Assets and Liabilities

Our total assets were  $5,872 at June 30, 2010, and consisted principally of cash.

Total Current Liabilities are $438,283 at June 30, 2010.  Our notes payable are for $159,664.

Financial Condition, Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $4,622. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of June 30, 2010, we had a working capital deficit of $432,400. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2010 and 2009.

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

Medical Makeover Corporation of America

Date: August 16, 2010	By:	/s/ Jason Smart
Jason Smart
Chief Executive Officer,
President and Chairman of the Board*

* Jason Smart has signed both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.