Form 10-K/A
period 2009-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2010-10-28
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K Amendment #1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-30621

MEDICAL MAKEOVER CORPORATION OF AMERICA
(Name of small business issuer in its charter)

Delaware	65-0907798
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

2101 Vista Parkway, Suite 292 West Palm Beach, Florida (Address of principal executive offices)	33411 (Zip Code)

Issuer’s telephone number: (561) 228-6148

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.Yes ☒   No ☐

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒   No ☐

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

Transitional Small Business Disclosure Format (check one):
Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company’s behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

Item 1. Description of Business

(a)  Business Development
Medical Makeover Corporation of America was incorporated on March 29, 1999 under the laws of the State of Delaware as Cactus New Media I, Inc.  Initially, we were a development stage company that was incorporated for the purpose of engaging in the business of Internet entertainment services and telecommunications. In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000 and effectuated a 100 for 1 reverse stock split of the Company’s common stock.  All dollar and share amounts have been adjusted to reflect this split.

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

(b) Business of the Company

With the failure of the Company’s last two business plans, it has reverted to the development stage. Management is currently evaluating several opportunities.

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

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

Risks Associated With the Company’s Prospective Business And Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At December 31, 2009, we had a working capital deficiency of approximately $415,033.  We will require significant cash during 2010, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

The Company’s officers and directors may have conflicts of interest and do not devote full time to the Company’s operations.

The Company’s officers and directors may have conflicts of interest in that they are and may become affiliated with other companies. In addition, the Company’s officers do not devote full time to the Company’s operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

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

Risks Related to the Company’s Common Stock

The Company does not expect to pay dividends in the foreseeable future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

“Penny stock” rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock Rules”. The Company’s common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), which imposes additional sales practice requirements on broker/dealers who sell the Company’s common stock in the market. The “Penny Stock” rules govern how broker/dealers can deal with their clients and “penny stock”. For sales of the Company’s common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in the Company’s common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

Although publicly traded, the Company’s common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

Although the Company’s common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Item 2. Description of Property

The Company’s current executive offices are at 2101 Vista Parkway, Suite 292, West Palm Beach, Florida 33411.  The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder.  We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new  business plan.

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

Business Plan and Strategy
As a direct result of the failure of the Company’s business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Larry O’Donnell, CPA for the two years ended December 31, 2009 and 2008, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Medical Makeover Corporation of America
West Palm Beach, FL

I have audited the accompanying balance sheet of Medical Makeover Corporation of America, as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then  ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $1,500,455 through the period ended December 31, 2009. This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 7.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Larry O’Donnell, CPA.

Aurora, CO
March 25, 2010

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Consolidated Balance Sheet
December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$1,764	$0
Inventory	0	0
Total current assets	1,764	0

PROPERTY AND EQUIPMENT
Leasehold improvements	0	0
Furniture, fixtures and equipment	0	0
Vehicles	0	0
Less accumulated depreciation	0	0
Net property and equipment	0	0

OTHER ASSETS
Goodwill	0	0
Prepaid expenses	3,750	0
	3,750	0
Total Assets	$5,514	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$237,597	$237,597
Line of credit	29,875
Stockholder loans and accrued interest	20,459	20,459
Note payable	132,616	142,938
Total current liabilities	420,547	400,994
Total Liabilities	420,547	400,994

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, authorized 10,000,000 shares; 0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 200,000,000 shares; 128,685,400 and 112,261,858 issued and outstanding	12,868	11,226
Additional paid-in capital	1,072,554	1,053,370
Deficit accumulated during the development stage	(1,500,455)	(1,465,590)
Total stockholders’ equity (deficit)	(415,033)	(400,994)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,514	$0

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Statements of Operations
For The Year Ended December 31,
	2009	2008	From March 29, 1999 (Inception) Through December 31, 2009

REVENUES	$0	$0	$44,414

COST OF SALES	0	0	4,163

GROSS MARGIN	0	0	40,251

OPERATING EXPENSES:
General and administrative expenses	5,969	30,000	1,223,792
Professional fees	17,000	24,500	268,448

Total expenses	22,969	54,500	1,492,240

Other income (expense)
Interest expense	11,897	12,063	48,466

Net income (loss)	$(34,866)	$(66,563)	$(1,500,455)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	116,770,068	89,308,116

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Statements of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	46,996,913	$4,700	$463,168	$(562,336)	$(94,468)

Shares issued for services	4,595,505	459	257,203	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	51,592,418	5,159	720,371	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and accrued interest	13,205,800	1,321	231,284	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	65,098,218	6,510	968,125	(1,325,008)	(350,373)
Shares issued to settle debt and accrued interest	12,294,411	1,229	31,581	0	32,810

Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	77,392,629	7,739	999,706	(1,399,027)	(391,582)
Shares issued to settle debt and accrued interest	34,869,229	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	112,261,858	11,226	1,053,370	(1,465,590)	(400,994)
Shares issued to settle debt and accrued interest	16,424,542	1,642	19,184	0	20,826
Net loss	0	0	0	(34,865)	(34,865)
ENDING BALANCE, December 31, 2009	128,686,400	$12,868	$1,072,554	$(1,500,455)	$(415,033)

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Statements of Cash Flows
For the Year Ended December 31,
	2009	2008	From March 29, 1999 (Inception) Through December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,866)	$(66,563)	$(1,500,456)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	440,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(3,750)	0	(3,750)
(Increase) decrease in accounts payable and accrued liabilities	0	54,500	237,597
Increase (decrease) in accrued interest expense	11,897	12,063	39,005

Net cash used by operating activities	(26,719)	0	(783,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	0	0	(20,671)

Net cash used by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0	315,000
Proceeds from third party loan	28,483	0	448,483
Payments on third party loans	0	0	0
Payments on stockholders’ loans	0	0	(35,500)
Proceeds from stockholders’ loans	0	0	78,189

Net cash provided by financing activities	28,483	0	806,172

Net increase (decrease) in cash	1,764	0	1,764

CASH, beginning of period	0	0	0

CASH, end of period	$1,764	$0	$1,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash	$0	$0

Non-Cash Financing Activities:
144 common stock issued to retire debt and accrued interest	$20,826	$59,919

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Notes to Financial Statements

Item 1 –  Financial Statements

(1) Nature of Business

Medical Makeover Corporation of America (f/k/a Cactus New Media I, Inc.) (“the Company”) was incorporated on March 29, 1999, under the laws of the State of Delaware. The Company’s business activities to date have primarily consisted of the formation of a business plan for internet link exchanges in connection with internet banner advertising and implementation thereof. The Company originally intended to become active in internet entertainment services through the registration of internet domains with InterNIC, and engage in the development of proprietary software and services designed to support and facilitate its internet services. In February 2004, subsequent to a change of control (see note 4), management decided to enter the medical makeover/anti-aging industry.  In March 2004, the Company changed its name to Medical Makeover Corporation of America.

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

In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 200,000,000 and effectuated a 100 for 1 reverse stock split of the Company’s common stock.  All dollar and share amounts have been adjusted to reflect this split.

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

In April 2005, the Company issued 1,433,334 shares of restricted common stock in conjunction to the cash payments for the purchase of R&I Salon, Inc. and Aventura Electrolysis and Skin Care Center, Inc. These shares were valued at $93,666, or approximately $0.065 per share. In the third quarter were voided ab initio for numerous reasons and the stock was returned to the Company for cancellation. In June 2005, the Company issued 3,993,250 shares of restricted common stock to the Company’s President for services rendered over the prior six months, in accordance with his employment agreement.  These shares were valued at $239,595, or $0.06 per share. In the third quarter the Company issued  602,255 shares of restricted common stock in exchange for services valued at $18,068, or $0.03 per share.

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

b) Management Fees:  The Company formerly contracted an affiliate, related by virtue of common ownership, for management and consulting services amounting to $3,407 and $9,000 for the year ended December 31, 2004 and 2003, respectively. In addition, the Company incurred interest expense amounting to $0 and $900 for the year ended December 31, 2004 and 2003, respectively, for those services. In the year ended December 31, 2004, $0 and $53,000 in management fees were paid to the Company’s two officers prior to their entering into employment contracts.

c) Website fees:  The Company formerly earned revenues of $200 and $900, and formerly incurred expenses of $200 and $600 relating to website trafficking fees to other website companies, related by virtue of common ownership, for the year ended December 31, 2004 and 2003, respectively.

d) Related party notes payable:  In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company’s two officers. These notes carried an interest rate of  15%. One matured on December 1, 2004, which terms were modified on January 21, 2005, to a) $10,000 payment at signing, b) the execution of a promissory note in the amount $47,750, with an interest rate of 15%, payable monthly for 12 months, c) 6,100,000 shares of the Company are contributed back to the Company and d) the Company issues 89,413 additional shares of restricted common stock earned under the original employment agreement, and the other has been converted to monthly payments over 12 months beginning in November 2004. Payments amounting to $35,500 were made on these notes in the first half-year of 2005. In 2008 the Company issued 15,000,000 shares of restricted common stock to settle $26,222 of these notes payable.

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

Item 9A. Controls and Procedures
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

Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2009.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2009 through 2006 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

					LONG TERM COMPENSATION
		ANNUAL COMPENSATION					AWARDS	PAYOUTS
NAME AND POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARDS OPTIONS/SARS	SECURITIEIS UNDERLYING	LTIP	ALL PAYOUTS
Jason Smart	2009			0
	2008			0
Doug Martin	2008			10,000*
	2007			13,000*
	2006			0
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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2009 with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Larry O’Donnell, CPA. as independent auditors.

PART IV
Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

2.3	Share Exchange Agreement, dated February 28, 2005, by and among the Company, Aventura and Garden of Eden Skin Care, Inc. and the shareholders of Eden.(5)

2.4	Share Exchange Agreement, dated March 31, 2005, by and among the Company, Aventura and R&I and the shareholders of R&I.(7)

2.5	Share Exchange Agreement, dated April 12, 2005, by and among the Company, Aventura and Aventura Electrolysis and Skin Care Center, Inc.(“Laser”), and the shareholders of Laser.(8)

3(i).3	Articles of Incorporation of Garden of Eden Skin Care, Inc.(5)

3(ii).2	Bylaws of Garden of Eden Skin Care, Inc.(5)

10.1	Lease entered into with Turnberry Associates (1)

10.2	Employment agreement between Medical Makeover Corporation of America and Dr. Leonard I. Weinstein (1)

10.3	Employment agreement between Medical Makeover Corporation of America and Walter E. Birch (1)

10.4	Separation Agreement and Mutual Release between the Company and Dr. Weinstein (4)

10.5	Employment Agreement between the Company and Randy Baker (4)

10.6	Employment Agreement between the Company and Dr. Harry Glenn(4)

10.7	Employment Agreement between the Company and Ana Maria Wech.(5)

10.8	Resignation Letter of Dr. Harry Glenn.(6)

10.9	Employment Agreement between Aventura and Mr. Cohen.(7)

10.10	Employment Agreement between Aventura and Judith Kornik (8)

10.11	Sample Consulting Agreement with Doctors (9)

14.1	Code of Conduct (9)

16.1	Letter from Baum & Company, P.A. . to the Securities and Exchange Commission.(2)

16.2	Letter from Kaufman Rossin & Co. to the Securities and Exchange Commission.(3)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

1.	Filed as an exhibit to the 10QSB/A on 05/25/2004.
2.	Filed as an exhibit to the 8-K on 05/12/2004.
3.	Filed as an exhibit to the 8-K/A on 01/14/2005.
4.	Filed as an exhibit to the 8-K on 01/26/2005
5.	Filed as an exhibit to the 8-K on 03/04/2005
6.	Filed as an exhibit to the 8-K on 03/18/2005
7.	Filed as an exhibit to the 8-K on 04/06/2005
8.	Filed as an exhibit to the 8-K on 04/18/2005
(9)	Filed as an exhibit to the 10-KSB on 04/20/2005
*       Filed herewith

(b) Reports on Form 8-K
During the last quarter of the fiscal year ended December 31, 2009, we did not file any reports on Form 8-K.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: October 28, 2010	Medical Makeover Corporation of America
(Registrant)

By: /s/ Jason Smart
Jason Smart, President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jason Smart	President & Chairman	October 28, 2010
Jason Smart