Form 10-Q
period 2010-09-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2010-11-15
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
West Palm Beach FL 33411
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

As of October 27, 2010,  there were  approximately 128,686,400  shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
Balance Sheet

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$1,764
Prepaid expenses	0	3,750

Total current assets	0	5,514

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$0	$5,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$237,597	$237,597
Bank overdraft	3,602	0
Stockholder loans and accrued interest	20,459	20,459
Line of credit - third party and accrued interest	43,829	29,875
Note payable	139,819	132,616

Total current liabilities	445,306	420,547

Total Liabilities	445,306	420,547

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 200,000,000 shares; 128,685,400 issued and outstanding	12,868	12,868
Additional paid-in capital	1,072,554	1,072,554
Deficit accumulated during the development stage	(1,530,728)	(1,500,455)

Total stockholders’ equity	(445,306)	(415,033)

Total Liabilities and Stockholders’ Equity	$0	$5,514

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Operations
Nine Months Ended September 30,
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From March 29, 1999 (Inception) to Sept 30,
	2010	2009	2010	2009	2010
REVENUES	$0	$0	$0	$0	$44,413

OPERATING EXPENSES
General and administrative	2,224	2,095	7,117	1,483	1,235,071
Professional fees	7,250	1,500	13,250	14,750	281,698

Net operating loss	9,474	3,595	20,367	16,233	1,516,769

Interest expense	3,420	2,695	9,905	8,068	58,372

Net loss	$(12,894)	$(6,290)	$(30,272)	$(24,301)	$(1,530,728)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	128,685,400	114,491,043	128,685,400	113,013,085

Medical Makeover Corporation of America
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
BEGINNING BALANCE, January 1, 2005	46,996,913	$4,700	$463,168	$(562,336)	$(94,468)
Shares issued for services	4,595,505	459	257,203	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	51,592,418	5,159	720,371	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,205,800	1,321	231,284	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	65,098,218	6,510	968,125	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	77,392,629	7,739	999,706	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,229	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	112,261,858	11,226	1,053,370	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,424,542	1,642	19,184	0	20,826
Net loss	0	0	0	(34,865)	(34,865)
ENDING BALANCE, December 31, 2009	128,686,400	12,868	1,072,554	(1,500,455)	(415,033)
Net loss	0	0	0	(30,273)	(30,273)
ENDING BALANCE, September 30, 2010 (unaudited)	128,686,400	$12,868	$1,072,554	$(1,530,728)	$(445,306)

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)
	2010	2009	From March 29, 1999 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,271)	$(26,396)	$(1,530,727)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	440,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	3,750	0	0
Increase (decrease) in accounts payable & acc’d expenses	0	0	237,597
Increase (decrease) in accrued interest expense	9,905	8,068	48,910

Net cash provided (used) by operating activities	(16,616)	(18,328)	(800,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0	(20,671)

Net cash provided (used) by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	0	0	315,000
Proceeds from bank overdraft	3,602	0	3,602
Proceeds from stockholder loan payable	0	0	78,189
Payments on stockholder loans	0	0	(35,500)
Proceeds from third party notes payable	11,250	19,733	459,733

Net cash provided by financing activities	14,852	19,733	821,024

Net increase (decrease) in cash	(1,764)	1,405	0

CASH, beginning of period	1,764	0	0

CASH, end of period	$0	$1,405	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Common stock issued for reduction in notes payable and accrued interest	$0	$12,071

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the nine months ended September 30, 2010 and 2009 is unaudited)

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

(g) Interim financial information The financial statements for the nine months ended September 30, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,530,728 accumulated through September 30, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term  loan. This loan matures in six months and carries a 8% interest  rate. In June 2005, the Company  received a $250,000  convertible loan from a third party. This loan matures in six months and is in default,  and carries a 8% interest rate.

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT PAYABLE

In December 2009, effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2010, with a principal maximum draw of $100,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company’s books. In 2010 the Company drew $11,250 on this line and has accrued $4,096 in interest payable. The total drawn to date is $39,733.

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

Comparison of Operating Results for the Quarter Ended September 30, 2010 to the Quarter Ended September 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended September 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $5,879 for the three months ended September 30, 2010, at $9,474 compared to the three months ended September 30, 2009, at $3,595. This was due to increased general expenses and professional fees incurred.

Interest Expense

Interest expense for the three months ended September 30, 2010 and 2009 was $3,420 and $2,695, respectively.

Net Income/Loss

Net loss increased by $6,604 from net loss of $6,290 for the three months ended September 30, 2009 to a net loss of $12,894 for the three months ended September 30, 2010. The increase in net operating loss is due to increased general expenses and professional fees incurred.

At September 30, 2010, our accumulated deficit was $1,530,728.

Assets and Liabilities

Our total assets were  $0 at September 30, 2010.

Total Current Liabilities were $445,306 at September 30, 2010.  Our notes payable are for $183,648.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of September 30, 2010, we had a working capital deficit of $445,306. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Comparison  of  Operating  Results for the Nine Months  Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the six months ended September 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $4,134 from $16,233 for the nine months ended September 30, 2009 to $20,367 for the nine months ended September 30, 2010. The decrease in our net operating expenses is due to decreased professional fees and G&A expenses incurred.

Interest Expense

Interest expense for the nine months ended September 30, 2010 and 2009 was $9,905 and $8,068, respectively.

Net Income/Loss

Net loss increased by $5,971 from net loss of $24,301 for the nine months ended September 30, 2009 to a net loss of $30,272 for the nine months ended September 30, 2010. The increase in net operating loss is due to the increased G&A expenses incurred.

At September 30, 2010, our accumulated deficit was $1,530,728.

Assets and Liabilities

Our total assets were  $0 at September 30, 2010.

Total Current Liabilities were $445,306 at September 30, 2010.  Our notes payable are for $183,648.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of September 30, 2010, we had a working capital deficit of $445,306. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Item 4T - Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2010.

Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended September 30, 2010.

Based on such evaluation, our management had concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2007, because information required to be disclosed by us was not recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms including that we failed to provide our report on internal control over financial reporting under Item 308 (T) of Regulation S-X. We have revised our disclosure controls and procedures since.

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

None.

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions
31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.1	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act of 2002.

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

Date: November 15, 2010

* Jason Smart has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.