Form 10-K
period 2010-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2011-04-15
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Issuer’s telephone number:(561) 228-6148
Securities registered pursuant to Section 12(b) of the Exchange Act:
None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.0001 Per Share

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

Of the 136,345,500 shares of voting stock of the registrant issued and outstanding as of December 31, 2010, 120,024,969 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 8, 2011: $1,920,400.

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

Employees

As of December 31, 2010, the Company employed no full time and no part time employees.  None of the Company's employees are represented by labor unions.  The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen.  We anticipate hiring additional employees over the next twelve months if we are successful in implementing  a new plan of operations.

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

At December 31, 2010, we had a working capital deficiency of approximately $442,211.  We will require significant cash during 2011, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.  In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of December 31, 2010. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.  As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are evaluating our internal control systems quarterly in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ended December 31, 2010.

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

Item 3. Legal Proceedings
As previously disclosed, the Company was  a defendant in a civil action styled Glen v. Medical Makeover Corporation of America, et al, Case Number # 200594178H in the Circuit Court of the Fifteen Judicial Circuit in and for Palm Beach County, Florida. This action was settled in February 2011. In addition, the Company is a defendant in a civil action brought against it by Wasserstrom and Associates, P.A. , Case Number 09-04228621 in the Circuit  Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit is for breach of contract and the Plaintiff is seeking damages of approximately $35,000 plus interest, costs and attorney fees. The Company is defending the action and expects to settle it this quarter.

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2010, covered by this report.

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

The following table represents the range of the high and low price for our Common  Stock  on  the  OTC  Bulletin Board for each fiscal quarter for the two years ending December 31, 2010. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2009	High	Low
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Year 2010	High	Low
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Transfer Agent
Our transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street - Suite 403, Las Vegas, NV 89119.  Their phone number is (702) 361-3033.

(b)  Holders.  As of December 31, 2010, there were approximately forty (40) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend Policy.  We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plans.  We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2010.  We have not authorized any such plan for the fiscal year ended December 31, 2010.

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

FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

Results of operations
For the twelve months ended December 31, 2010 and 2009, we had no significant operations.

Net Operating Revenues
There was no operating revenue for the twelve months ended December 31, 2010, and 2009 respectively.

Operating Expenses and Charges
The significant  operating expenses for the twelve months ended December 31, 2010 included $9,927 in general and administrative expenses; $20,000 in professional fees and $131,668 in interest expense. For the twelve months ended December 31, 2009, the significant expenses were $5,969 in general and administrative expenses, $17,000 in professional fees and $11,897 in interest expense.

Financial Condition, Liquidity and Capital Resources
For the twelve months ended December 31, 2010 and 2009, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

As of December 31, 2010, the Company had cash of $16,781. The Company's total assets increased from $1,764 as of December 31, 2009 to $16,781. This increase is attributable to the draws on the line of credit. At December 31, 2010, total liabilities increased from $420,547 to $458,992. This increase is attributable to the draws on the line of credit. As of December 31, 2010,  the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term line of credit, note payable and a stockholder loan. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale. In an attempt to improve our financial condition, on January 6, 2011, we authorized the issuance of 110,000,000 shares of our restricted common stock to S.C. Capital Investment Corp.  in exchange  for S.C. Capital Investment Corp, agreeing to cancel $110,000 in debt owed to it by the Company. As a result, the debt due S.C. Capital Investment Corp. was reduced from $236,000 to $126,000.  On January 6, 2011 the Company also authorized  the issuance of 36,000,000 shares of Company common stock to PDL Consulting Group, issued pursuant to Rule 144 as compensation for administrative, bookkeeping, and other miscellaneous activities on behalf of the corporation during the calendar year 2011, with such holder having agreed to accept compensation payment in Rule 144 common stock of the Company, all in accordance with the terms hereof.

Business Plan and Strategy
As a direct result of the failure of the Company’s business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $1,544,1065 and a working capital deficiency of $442,2113 at December 31, 2010 and net losses from operations of $43,651 and $34,866, respectively, for the years ended December 31, 2010 and 2009.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data
Our financial statements have been examined to the extent indicated in their reports by Malcolm Pollard, Inc. for the two years ended December 31, 2010 and 2009, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Medical Makeover Corporation of America
West Palm Beach, FL

We have audited the accompanying balance sheets of Medical Makeover Corporation of America, Inc. as of December 31, 2010 and December 31, 2009, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and December 31, 2009 and  the results of its operations, changes in shareholders’ equity,  and its cash flows for years  then ended, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
March 29, 2011

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Consolidated Balance Sheet
December 31,

	2010	2009
ASSETS
CURRENT ASSETS
Cash	$16,781	$1,764
Inventory	0	0
Total current assets	16,781	1,764
PROPERTY AND EQUIPMENT
Leasehold improvements	0	0
Furniture, fixtures and equipment	0	0
Vehicles	0	0
Less accumulated depreciation	0	0
Net property and equipment	0	0
OTHER ASSETS
Goodwill	0	0
Prepaid expenses	0	3,750
	0	3,750
Total Assets	$16,781	$5,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$237,597	$237,597
Line of credit and accrued interest	75,321	29,875
Stockholder loans and accrued interest	20,459	20,459
Note payable and accrued interest	125,615	132,616
Total current liabilities	458,992	420,547
Total Liabilities	458,992	420,547
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, authorized 10,000,000
shares;
0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 10,000,000,000
shares;	13,635	13 001
Additional paid-in capital	1,088,260	1,072,421
Deficit accumulated during the development stage	(1,544,106)	(1,500,455)
Total stockholders’ equity (deficit)	(442,211)	(415,033)
Total Liabilities and Stockholders’ Equity (Deficit)	$16,781	$5,514

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Statements of Operations
For The Year Ended December 31,

			From
REVENUES	$0	$0	$44,414
COST OF SALES	0	0	4,163

GROSS MARGIN	0	0	40,251

OPERATING EXPENSES:
General and administrative expenses	9,927	5,969	1,233,719
Professional fees	20,056	17,000	288,504

Total expenses	29,983	22,969	1,522,223

Other income (expense)
Interest expense	13,668	11,897	62,134

Net income (loss)	$(43,651)	$(34,866)	$(1,544,106)

Income (loss) per weighted average common share
	$0.01)	$0.01)
Number of weighted average common shares outstanding	136,354,500	130,018,731

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Statements of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders, Equity
BEGINNING BALANCE, January 1, 2005	46,907,500	$4,691	$463,177	$(562,336)	$(94,468)
Shares issued for services	6,168,252	616	257,046	0	257,662
Net loss	0	0	0	(693,568)	(693,568)
BALANCE, December 31, 2005	53,075,752	5,307	720,223	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,055,800	1,306	231,299	0	232,605
Net loss	0	0	0	(69,104)	(69,104)
BALANCE, December 31, 2006	66,431,552	6,643	967,992	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810
Net loss	0	0	0	(78,730)	(78,730)
BALANCE, December 31, 2007	78,725,963	7,872	999,573	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,226	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	113,595,189	11,359	1,053,237	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,423,542	1,642	19,184	0	20,826
Net loss	0	0	0	(34,865)	(34,865)
BALANCE, December 31, 2009	130,018,731	13,001	1,072,421	(1,500,455)	(415,033)
Shares issued to settle debt and interest expense	6,335,769	634	15,839	0	16,473
Net loss	0	0	0	(43,651)	(43,651)
ENDING BALANCE, December 31, 2010	136,354,50	$13,635	$1,088,260	$(1,544,106)	$(442,211)

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Statements of Cash Flows
For the Year Ended December 31,

			From
			March 29, 1999
			(Inception)
			Through
			December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,651)	$(34,866)	$(1,544,106)
Adjustments to reconcile net loss to net cash used by operating
Stock issued for services	0	0	440,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	3,750	(3,750)	0
(Increase) decrease in accounts payable and accrued liabilities	0	0	237,597
Increase (decrease) in accrued interest expense	13,668	11,897	52,673
Net cash used by operating activities	(26,233)	(26,719)	(809,969)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	0	0	(20,671)

Net cash used by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0	315,000
Proceeds from third party loan	41,250	28,483	489,732
Payments on third party loans	0	0	0
Payments on stockholders’ loans	0	0	(35,500)
Proceeds from stockholders’ loans	0	0	78,189

Net cash provided by financing activities	41,250	28,483	847,421

Net increase (decrease) in cash	15,017	1,764	16,781

CASH, beginning of period	1,764	0	0

CASH, end of period	$16,781	$1,764	$16,781
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Interest paid in cash	$0	$0
Non-Cash Financing Activities:
144 common stock issued to retire debt and accrued interest	$16,473	$16,473

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

c) Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution.  There were no common stock equivalents for the periods ended December 31, 2010 and 2009.

d) Income Taxes: The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Notes to Financial Statements

(4) Stockholders' Equity (Deficit)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2010, no preferred stock shares were issued and outstanding. In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000 with a par value of $0.0001, and effectuated a 100 for 1 reverse stock split of the Company’s common stock.

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

In 2006 the Company issued 300,000 shares of common stock for services valued at $16,500, or $0.055 per share. In 2006 the Company issued 13,205,800 shares of restricted common stock to retire convertible debt and accrued interest totaling $232,605, or $0.02 per share. In 2007 the Company issued 12,294,411 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share. In 2008 the Company issued 34,869,229 shares of restricted common stock to retire convertible debt and accrued interest totaling $59,919, or $0.0017 per share. In 2009 the Company issued 16,424,542 shares of restricted common stock to retire convertible debt and accrued interest totaling $20,826, or $0.0013 per share. In 2010 the Company issued 6,335,769 shares of restricted common stock to retire convertible debt and accrued interest totaling $16,473, or $0.003 per share.

 (5) Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Notes to Financial Statements
 (5) Income Taxes, continued

$1,544,100 expiring in various years from 2019 through 2030.  Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2010 is 100%.

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

(7) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,544,100 accumulated from March 29, 1999 (Inception) through December 31, 2010.

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

(9) Short-term convertible debt

In December 2010, effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2013, with a principal maximum draw of $100,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company’s books. In 2010 the Company drew $41,250 on this line and accrued $4,195 in interest payable.

(10) Note payable

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005 in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate.

In June 2005, the Company received a $250,000 convertible loan from a third party.  This loan is in default and carries an 8% interest rate. In 2006 the Company issued 13,205,800 shares of restricted common stock to retire convertible debt and accrued interest totaling $232,605, or $0.02 per share. In 2007 the Company issued 12,294,411 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share. In 2008 the Company issued 19,869,229 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,919, or $0.001 per share. In 2009 the Company issued 16,424,542 shares of restricted common stock to retire convertible debt and accrued interest totaling $20,826, or $0.0013 per share. In 2010 the Company issued 6,335,769 shares of restricted common stock to retire convertible debt and accrued interest totaling $16,473, or $0.003 per share. At December 31, 2010, the remaining balance on this note is $108,431 with $17,184 in accrued interest.

(11) Subsequent events: Stockholder’s Equity

In January 2011, the Company issued 110,000,000 shares of common stock to settle various liabilities amounting to $110,000, or $0.001 per share.   In addition the Company issued 36,000,000 shares of common stock for services received valued at $36,000, or $0.001 per share.

Item 9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.
In October 2010, we change independent accountants from Larry O’Donnell, CPA, PC to Malcolm Pollard, Inc.

Item 9A. CONTROLS AND PROCEDURES.
Management’s Report on Internal Control Over Financial Reporting

(a)   Evaluation of Disclosure Controls and Procedures
Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rile 13a-15 under the Exchange Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

(b) Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

It should be noted that the Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met, Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules if the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE
(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Jason Smart	30	President, Chairman

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

Item 11. Executive Compensation
The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2010 through 2006 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

		LONG TERM COMPENSATION
		ANNUAL COMPENSATION				AWARDS	PAYOUTS

NAME AND	YEAR	SALARY	BONUS	OTHER	RESTRICTED	SECURITIES	LTIP	ALL
POSITION				ANNUAL	STOCK AWARDS	UNDERLYING	PAYOUTS
	COMPENSATION			OPTIONS/SARS

Jason Smart	2010			0
	2009			0
	2008			0
Doug Martin	2008			10,000*
	2007			13,000*
	2006			0
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

Stock Option and Stock Appreciation Rights.
We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 20109, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of December 31, 2010, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock Beneficially Owned

Name and Address	Title of Class	Number	Percent (1)
Gala Enterprises Ltd.	Common	13,198,700	9.68%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2010.  As of December 31, 2010, there were 136,354,500 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:  None.

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2010	$8,000	none	none	none
2009	$8,000	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2010, with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Malcolm Pollard, Inc. as independent auditors.

PART IV

Item 15. Exhibits and Reports on Form 8-K.
(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.         Description
-----------         ------------------------------------------------------------------------------
2.3	Share Exchange Agreement, dated February 28, 2005, by and among the Company, Aventura and Garden of Eden Skin Care, Inc. and the shareholders of Eden.(5)
2.4	Share Exchange Agreement, dated March 31, 2005, by and among the Company, Aventura and R&I and the shareholders of R&I.(7)
2.5	Share Exchange Agreement, dated April 12, 2005, by and among the Company, Aventura and Aventura Electrolysis and Skin Care Center, Inc.(“Laser”), and the shareholders of Laser.(8)
3(i).3	Articles of Incorporation of Garden of Eden Skin Care, Inc.(5)
3(ii).2	Bylaws of Garden of Eden Skin Care, Inc.(5)
10.1	Lease entered into with Turnberry Associates (1)
10.2	Employment agreement between Medical Makeover Corporation of America and Dr. Leonard I. Weinstein (1)
10.3	Employment agreement between Medical Makeover Corporation of America and Walter E. Birch (1)
10.4	Separation Agreement and Mutual Release between the Company and Dr. Weinstein (4)
10.5	Employment Agreement between the Company and Randy Baker (4)
10.6	Employment Agreement between the Company and Dr. Harry Glenn(4)
10.7	Employment Agreement between the Company and Ana Maria Wech.(5)
10.8	Resignation Letter of Dr. Harry Glenn.(6)
10.9	Employment Agreement between Aventura and Mr. Cohen.(7)
10.10	Employment Agreement between Aventura and Judith Kornik (8)
10.11	Sample Consulting Agreement with Doctors (9)
14.1	Code of Conduct (9)
16.1	Letter from Baum & Company, P.A. . to the Securities and Exchange Commission.(2)
16.2	Letter from Kaufman Rossin & Co. to the Securities and Exchange Commission.(3)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.*
-------------------------------------------------

1.	Filed as an exhibit to the 10QSB/A on 05/25/2004.
2.	Filed as an exhibit to the 8-K on 05/12/2004.
3.	Filed as an exhibit to the 8-K/A on 01/14/2005.
4.	Filed as an exhibit to the 8-K on 01/26/2005
5.	Filed as an exhibit to the 8-K on 03/04/2005
6.	Filed as an exhibit to the 8-K on 03/18/2005
7.	Filed as an exhibit to the 8-K on 04/06/2005
8.	Filed as an exhibit to the 8-K on 04/18/2005
9.	Filed as an exhibit to the 10-KSB on 04/20/2005
*       Filed herewith

(b) Reports on Form 8-K
During the last quarter of the fiscal year ended December 31, 2010, we filed the following report on Form 8-K:

January 13, 2011 for October 15, 2010 - change in the Company’s Independent Accountant

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Medical Makeover Corporation of America

Date: April 15, 2011	By:	/s/ Jason Smart
Name: Jason Smart
Title: President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                      Title                                                                                        Date

/s/ Jason Smart                                             President & Chairman                                                          April 15, 2011
-----------------------------
Jason Smart