Form 10-Q
period 2011-03-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2011-05-13
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act
     of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

MEDICAL MAKEOVER CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Delaware	000-11596	65-0907798
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

2101 Vista Parkway, Suite 292
West Palm Beach, FL  33411

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 5, 2011,  there were approximately 282,354,500  shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
Balance Sheet

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$0	$2,781
Prepaid expenses	0	14,000

Total current assets	0	16,781

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$0	$16,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$202,918	$237,597
Bank overdraft	4,680	0
Stockholder loans and accrued interest	20,459	20,459
Line of credit - third party and accrued interest	15,379	75,321
Note payable and accrued interest	127,754	125,615

Total current liabilities	371,190	458,992

Total Liabilities	371,190	458,992

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 200,000,000 shares; 282,354,500 and 136,354,500 issued and outstanding	28,235	13,635
Additional paid-in capital	1,219,660	1,088,260
Deficit accumulated during the development stage	(1,619,085)	(1,544,106)

Total stockholders’ equity	(371,190)	(442,211)

Total Liabilities and Stockholders’ Equity	$0	$16,781

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Operations
Three Months Ended March 31,
(unaudited)

			From March 29, 1999 (Inception) to March 31,
	2011	2010	2011

REVENUES	$0	$0	$44,413

OPERATING EXPENSES
General and administrative	52,415	1,994	1,290,296
Professional fees	20,046	3,750	308,550

Net operating loss	72,461	5,744	1,598,846

Interest expense	2,518	3,181	64,652

Net loss	$(74,979)	$(8,925)	$(1,619,085)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	272,621,167	128,685,400

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	46,907,500	$4,691	$463,177	$(562,336)	$(94,468)

Shares issued for services	6,168,252	616	257,046	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	53,075,752	5,307	720,223	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,055,800	1,306	231,299	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	66,431,552	6,643	967,992	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	78,725,963	7,872	999,573	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,226	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)

BALANCE, December 31, 2008	113,595,189	11,359	1,053,237	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,423,542	1,642	19,184	0	20,826
Net loss	0	0	0	(34,865)	(34,865)

BALANCE, December 31, 2009	130,018,731	13,001	1,072,421	(1,500,455)	(415,033)
Shares issued to settle debt and interest expense	6,335,769	634	15,839	0	16,473
Net loss	0	0	0	(43,651)	(43,651)

BALANCE, December 31, 2010	136,354,500	13,635	1,088,260	(1,544,106)	(442,211)
Shares issued for G&A expenses	36,000,000	3,600	32,400	0	36,000
Shares issued to settle debt and interest expense	110,000,000	11,000	99,000	0	110,000
Net loss	0	0	0	(74,979)	(74,979)

ENDING BALANCE, March 31, 2011 (unaudited)	282,354,500	$28,235	$1,219,660	$(1,619,085)	$(371,190)

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2011	2010	From March 29, 1999 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,979)	$(8,925)	$(1,509,381)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	36,000	0	440,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	14,000	2,500	(1,250)
Increase (decrease) in accounts payable & acc’d expenses	0	0	237,597
Increase (decrease) in accrued interest expense	2,518	3,181	42,186

Net cash provided (used) by operating activities	(22,461)	(3,244)	(786,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0	(20,671)

Net cash provided (used) by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	0	0	315,000
Proceeds from bank overdraft	4,680	0	4,680
Proceeds from stockholder loan payable	0	0	78,189
Payments on stockholder loans	0	0	(35,500)
Proceeds from third party notes payable	15,000	6,250	454,733

Net cash provided by financing activities	19,680	6,250	817,102

Net increase (decrease) in cash	(2,781)	3,006	9,450

CASH, beginning of period	2,781	1,764	0

CASH, end of period	$0	$4,770	$9,450
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Common stock issued for reduction in LOC payable, accrued interest and accounts payable	$110,000,000	$0

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2011 and 2010 is unaudited)

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

(g)  Interim financial information The financial statements for the three months ended March 31, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,619,085 accumulated through March 31, 2011. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005, in cash as a short-term  loan. This loan matures in six months and carries a 8% interest  rate. In June 2005, the Company  received a $250,000 convertible loan from a third party. This loan matures in six months and is in default, and carries an 8% interest rate. To date the Company has converted $141,569 of this convertible note into shares of common stock.

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT PAYABLE

In December 2009, effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2010, with a principal maximum draw of $100,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company’s books. In 2010 the Company drew $6,250 on this line and has accrued $2,208 in interest payable. In January 2011, the Company converted the then outstanding balance of $69,733 and accrued interest of $5,588, or $75,321 into 75,321,000 shares of common stock. In the first quarter 2011 the Company drew $15,000 against this line. The total drawn to date is $84,733.

NOTE 5 – CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

NOTE 6 – USE OF ESTIMATES

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

NOTE 7 - STOCKHOLDER’S EQUITY

In January 201, the Company issued 36,000,000 shares of common stock for G&A services provided to the Company, valued at $36,000, or $0.001 per share.  In January 201, the Company issued 110,000,000 shares of common stock in settlement of $75,321 LOC payable and accrued interest and $34,679 in accounts payable, or $0.001 per share .

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion and analysis  should be read in conjunction  with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The Company is a development stage company and has not yet generated or realized any  revenues  from  business  operations.  The  Company's business  strategy changed in the third quarter 2007 to seeking potential merger candidates.  The  Company's  auditors  have issued a going concern  opinion in our audited  financial  statements for the fiscal year ended December 31, 2010. This means that our auditors  believe there is doubt that the Company can continue as an on-going  business for the next twelve  months unless it obtains  additional capital to pay its bills. This is because the Company has not  generated  any  revenues and no revenues  are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible  transactions  with strategic or joint venture partners. We do not  plan  to use any capital raised for the purchase or sale of any plant or  significant  equipment. The following  discussion and analysis  should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended March 31, 2011 to the Quarter Ended March 31, 2010

Revenues

The Company did not  generate  any revenues from operations for the three months ended March 31, 2011 or 2010. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased $66,717 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, from $5,744 to $72,461. This increase is a result of the issuance of common shares for $36,000 of G&A expenses provided the Company, lawsuit settlement cost and increase in professional fees incurred.

Interest Expense

Interest expense for the three months ended March 31, 2011 and 2010 was $2,518 and $3,181, respectively.

Net Income/Loss

Net loss increased by $66,054 from a net loss of $8,925 for the three months ended March 31, 2010 to a net loss of $74,979 for the three months ended March 31, 2011. The increase in net operating loss is due to the issuance of common shares for $36,000 of G&A expenses provided the Company, lawsuit settlement cost and increase in professional fees incurred.

At March 31, 2011, our accumulated deficit was $1,619,085.

Assets and Liabilities

Our total assets were $0 at March 31, 2011.

Total Current Liabilities are $371,190 at March 31, 2011.  Our note payable and line of credit total $143,133.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of March 31, 2011, we had a working capital deficit of $371,190. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's  plan of operation  through  December 31, 2011 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's  business  strategy.  In the event  additional  capital  is not  raised,  the  Company  may  seek  a  merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2011 and 2010.

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

Item 4T - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 1   Legal Proceedings

None

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
32.1      * Certification Acting Chief Financial Officerpursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

(b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

On February 16, 2011, the Company filed an 8-K regarding the settlement of the lawsuit it had defended.

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Makeover Corporation of America

By:	/s/ Jason Smart
Jason Smart
Chief Executive Officer,
President and Chairman of the Board*

Date: May 13, 2011

*    Jason Smart  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.