Form 10-Q
period 2011-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2011-08-16
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒ Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 30, 2011, there were approximately 282,354,500 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3	Defaults Upon Senior Securities	5

Item 4	Submission of Matters to a Vote of Security Holders	5

Item 5	Other Information	5

Item 6	Exhibits	5

SIGNATURES		6

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
Balance Sheet

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,225	$2,781
Prepaid expenses	1,250	14,000

Total current assets	12,475	16,781

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$12,475	$16,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$202,918	$237,597
Stockholder loans and accrued interest	20,459	20,459
Line of credit - third party and accrued interest	48,272	75,321
Note payable	129,917	125,615

Total current liabilities	401,566	458,992

Total Liabilities	401,566	458,992

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 10,000,000,000 shares; 282,354,500 and 136,354,500 issued and outstanding	28,235	13,635
Additional paid-in capital	1,219,660	1,088,260
Deficit accumulated during the development stage	(1,636,986)	(1,544,106)

Total stockholders’ equity	(389,091)	(442,211)

Total Liabilities and Stockholders’ Equity	$12,475	$16,781

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Operations
Six Months Ended June 30,
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From March 29, 1999 (Inception) to June 30,
	2011	2010	2011	2010	2011

REVENUES	$0	$0	$0	$0	$44,413

OPERATING EXPENSES
General and administrative	1,257	2,898	53,673	4,892	1,291,554
Professional fees	14,587	2,250	33,633	6,000	322,137

Net operating loss	15,844	5,148	87,306	10,892	1,613,691

Interest expense	3,056	3,305	5,574	6,486	67,708

Net loss	$(18,900)	$(8,453)	$(92,880)	$(17,378)	$(1,636,986)

Basic net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	282,354,500	128,685,400	277,514,721	128,685,400

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	46,907,500	$4,691	$463,177	$(562,336)	$(94,468)

Shares issued for services	6,168,252	616	257,046	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	53,075,752	5,307	720,223	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,055,800	1,306	231,299	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	66,431,552	6,643	967,992	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	78,725,963	7,872	999,573	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,226	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	113,595,189	11,359	1,053,237	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,423,542	1,642	19,184	0	20,826
Net loss	0	0	0	(34,865)	(34,865)
BALANCE, December 31, 2009	130,018,731	13,001	1,072,421	(1,500,455)	(415,033)
Shares issued to settle debt and interest expense	6,335,769	634	15,839	0	16,473
Net loss	0	0	0	(43,651)	(43,651)
BALANCE, December 31, 2010	136,354,500	13,635	1,088,260	(1,544,106)	(442,211)
Shares issued for G&A expenses	36,000,000	3,600	32,400	0	36,000
Shares issued to settle debt and interest expense	110,000,000	11,000	99,000	0	110,000
Net loss	0	0	0	(92,880)	(92,880)
ENDING BALANCE, June 30, 2011 (unaudited)	282,354,500	$28,235	$1,219,660	$(1,636,986)	$(389,091)

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2011	2010	From March 29, 1999 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,880)	$(17,378)	$(1,636,986)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	36,000	0	476,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	12,750	2,500	(1,250)
Increase (decrease) in accounts payable & acc’d expenses	0	0	237,597
Increase (decrease) in accrued interest expense	5,574	6,486	58,247
Net cash provided (used) by operating activities	(38,556)	(8,392)	(862,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0	(20,671)
Net cash provided (used) by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	0	0	315,000
Proceeds from stockholder loan payable	0	0	78,189
Payments on third party notes payable	(10,000)	0	(45,500)
Proceeds from third party notes payable	57,000	11,250	546,732
			.
Net cash provided by financing activities	47,000	11,250	894,421

Net increase (decrease) in cash	8,444	2,858	11,225

CASH, beginning of period	2,781	1,764	0

CASH, end of period	$11,225	$4,622	$11,225
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Common stock issued for reduction in notes payable and accrued interest	$0	$0

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the 6 months ended June 30, 2011 and 2010 is unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(g)  Interim financial information The financial statements for the six months ended June 30, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,636,986 accumulated through June 30, 2011.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 – NOTES PAYABLE

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

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – LINE OF CREDIT PAYABLE

In December 2009, effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2010, with a principal maximum draw of $100,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company’s books. In 2010 the Company drew $6,250 on this line and has accrued $2,208 in interest payable. In January 2011, the Company converted the then outstanding balance of $69,733 and accrued interest of $5,588, or $75,321 into 75,321,000 shares of common stock. In the first quarter 2011 the Company drew $15,000 and $42,000 in the second quarter against this line. $10,000 was repaid in cash in the second quarter 2011. The total drawn to date is $126,733, with $47,000 currently outstanding.

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

Comparison of Operating Results for the Quarter Ended June 30, 2011 to the Quarter Ended June 30, 2010

Revenues

The Company did not  generate  any revenues from operations for the three months ended June 30, 2011 or 2010. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $10,696 for the three months ended June 30, 2011, at $15,844 compared to the three months ended June 30, 2010, at $5,148. This was due to increased professional fees incurred.

Interest Expense

Interest expense for the three months ended June 30, 2011 and 2010 was $3,056 and $3,305, respectively.

Net Income/Loss

Net loss increased by $10,447 from net loss of $8,453 for the three months ended June 30, 2010 to a net loss of $18,900 for the three months ended June 30, 2011. The increase in net operating loss is due to increased professional fees incurred.

At June 30, 2011, our accumulated deficit was $1,636,986.

Assets and Liabilities

Our total assets were  $12,475 at June 30, 2011, and consisted principally of cash.

Total Current Liabilities are $401,566 at June 30, 2011.  Our notes payable are for $129,917.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $11,225. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of June 30, 2011, we had a working capital deficit of $389,091. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Comparison  of  Operating  Results for the  Six Months  Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenues

The Company did not  generate  any revenues from operations for the six months ended June 30, 2011 or 2010. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $76,414 from $10,892 for the six months ended June 30, 2010 to $87,306 for the three months ended June 30, 2011. The increase in our net operating expenses is due to increased professional fees and general expenses.

Interest Expense

Interest expense for the six months ended June 30, 2011 and 2010 was $5,574 and $6,486, respectively.

Net Income/Loss

Net loss increased by $75,502 from net loss of $17,378 for the six months ended June 30, 2010 to a net loss of $92,880 for the six months ended June 30, 2011. The increase in net operating loss is due to the increased professional fees and general expenses.

At June 30, 2011, our accumulated deficit was $1,636,986.

Assets and Liabilities

Our total assets were  $12,475 at June 30, 2011, and consisted principally of cash.

Total Current Liabilities are $401,566 at June 30, 2011.  Our notes payable are for $129,917.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $11,225. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of June 30, 2011, we had a working capital deficit of $389,091. The Company will seek funds from possible strategic and joint venture  partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted  in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss  available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2011 and 2010.

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

Medical Makeover Corporation of America

Date: August 15, 2011	By:	/s/ Jason Smart
Jason Smart
Chief Executive Officer,
President and Chairman of the Board*

* Jason Smart has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.