Form 10-Q
period 2011-09-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2011-11-14
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒ Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were approximately 282,354,500 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

EXHIBITS

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
Balance Sheet

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,027	$2,781
Prepaid expenses	1,250	14,000

Total current assets	5,277	16,781

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$5,277	$16,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$202,918	$237,597
Stockholder loans and accrued interest	20,459	20,459
Line of credit - third party and accrued interest	63,550	75,321
Note payable	132,103	125,615

Total current liabilities	419,030	458,992

Total Liabilities	419,030	458,992

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001 par value, authorized 10,000,000,000 shares; 282,354,500 and 136,354,500 issued and outstanding	28,235	13,635
Additional paid-in capital	1,219,660	1,088,260
Deficit accumulated during the development stage	(1,661,648)	(1,544,106)

Total stockholders’ equity	(413,753)	(442,211)

Total Liabilities and Stockholders’ Equity	$5,277	$16,781

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Operations
Three and Nine Months Ended September 30,
(unaudited)

	Three Months		Nine Months		From March 29, 1999 (Inception) to September 30,
	2011	2010	2011	2010	2011

REVENUES	$0	$0	$0	$0	$44,413

OPERATING EXPENSES
General and administrative	3,822	2,224	57,495	7,117	1,295,377
Professional fees	17,375	7,250	51,008	13,250	339,512

Net operating loss	21,197	9,474	108,503	20,367	1,634,889

Interest expense	3,464	3,420	9,038	9,905	71,172

Net loss	$(24,661)	$(12,894)	$(117,541)	$(30,272)	$(1,661,648)

Basic net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	282,354,500	128,685,400	277,514,721	128,685,400

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	46,907,500	$4,691	$463,177	$(562,336)	$(94,468)

Shares issued for services	6,168,252	616	257,046	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	53,075,752	5,307	720,223	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,055,800	1,306	231,299	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	66,431,552	6,643	967,992	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810

Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	78,725,963	7,872	999,573	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,226	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	113,595,189	11,359	1,053,237	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,423,542	1,642	19,184	0	20,826
Net loss	0	0	0	(34,865)	(34,865)
BALANCE, December 31, 2009	130,018,731	13,001	1,072,421	(1,500,455)	(415,033)
Net loss	0	0	0	(43,651)	(43,651)
BALANCE, December 31, 2010	136,354,500	13,635	1,088,260	(1,544,106)	(442,211)
Shares issued for G&A expenses	36,000,000	3,600	32,400	0	36,000
Shares issued to settle debt and interest expense	110,000,000	11,000	99,000	0	110,000
Net loss	0	0	0	(117,541)	(117,541)
ENDING BALANCE, September 30, 2011 (unaudited)	282,354,500	$28,235	$1,219,660	$(1,661,647)	$(413,752)

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)

	2011	2010	From March 29, 1999 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,541)	$(30,271)	$(1,661,648)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	36,000	0	476,422
Depreciation	0	0	3,445
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	12,750	3,750	(1,250)
Increase (decrease) in accounts payable & acc’d expenses	0	0	237,597
Increase (decrease) in accrued interest expense	9,038	9,905	61,711

Net cash provided (used) by operating activities	(59,753)	(16,616)	(883,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	0	0	(20,671)

Net cash provided (used) by investing activities	0	0	(20,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	0	0	315,000
Proceeds from bank overdraft	0	3,602	0
Proceeds from stockholder loan payable	0	0	78,189
Payments on third party notes payable	(10,000)	0	(45,500)
Proceeds from third party notes payable	71,000	11,250	560,732
			.
Net cash provided by financing activities	61,000	14,852	908,421

Net increase (decrease) in cash	1,247	(1,764)	4,027

CASH, beginning of period	2,781	1,764	0

CASH, end of period	$4,028	$0	$4,027
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Common stock issued for reduction in notes payable and accrued interest	$0	$0

The accompanying notes are an integral part of the financial statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the 9 months ended September 30, 2011 and 2010 is unaudited)

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

(g) Interim financial information The financial statements for the nine months ended September 30, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,661,648 accumulated through September 30, 2011. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT PAYABLE

In December 2009, effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2010, with a principal maximum draw of $100,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company’s books. In 2010 the Company drew $6,250 on this line and has accrued $2,208 in interest payable. In January 2011, the Company converted the then outstanding balance of $69,733 and accrued interest of $5,588, or $75,321 into 75,321,000 shares of common stock. In the first quarter 2011 the Company drew $15,000 and $42,000 in the second quarter against this line. $10,000 was repaid in cash in the second quarter 2011. The total drawn to date is $140,733, with $61,000 currently outstanding.

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

Comparison of Operating Results for the Quarter Ended September 30, 2011 to the Quarter Ended September 30, 2010

Revenues

The Company did not  generate  any revenues from operations for the three months ended September 30, 2011 or 2010. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating expenses increased by $11,723 for the three months ended September 30, 2011, at $21,197 compared to the three months ended September 30, 2010, at $9,474. This was due to increased professional fees incurred.

Interest Expense

Interest expense for the three months ended September 30, 2011 and 2010 was $3,464 and $3,420, respectively.

Net Income/Loss

Net loss increased by $11,767 from net loss of $12,894 for the three months ended September 30, 2010 to a net loss of $24,661 for the three months ended September 30, 2011. The increase in net operating loss is due to increased professional fees incurred.

At September 30, 2011, our accumulated deficit was $1,661,648.

Assets and Liabilities

Our total assets were $5,277 at September 30, 2011, and consisted principally of cash.

Total Current Liabilities are $419,030 at September 30, 2011. Our notes payable are for $132,103.

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $4,027. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of September 30, 2011, we had a working capital deficit of $413,753. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenues

The Company did not generate any revenues from operations for the nine months ended September 30, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses increased by $76,414 from $20,367 for the nine months ended September 30, 2010 to $108,503 for the nine months ended September 30, 2011. The increase in our net operating expenses is due to increased professional fees and general expenses.

Interest Expense
Interest expense for the nine months ended September 30, 2011 and 2010 was $9,038 and $9,905, respectively.

Net Income/Loss
Net loss increased by $87,269 from net loss of $30,272 for the nine months ended September 30, 2010 to a net loss of $117,541 for the nine months ended September 30, 2011. The increase in net operating loss is due to the increased professional fees and general expenses.

At September 30, 2011, our accumulated deficit was $1,661,648.

Assets and Liabilities

Our total assets were $5,277 at September 30, 2011, and consisted principally of cash.

Total Current Liabilities are $419,030 at September 30, 2011. Our notes payable are for $132,103.

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $4,027. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of September 30, 2011, we had a working capital deficit of $413,753. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2011 and 2010.

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

Medical Makeover Corporation of America

Date: November 14, 2011	By:	/s/ Jason Smart
Jason Smart
Chief Executive Officer,
President and Chairman of the Board*

* Jason Smart has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.