Form 10-K
period 2011-12-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2012-04-16
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-30621

MEDICAL MAKEOVER CORPORATION OF AMERICA

(Name of small business issuer in its charter)

Delaware	65-0907798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Vista Parkway, Suite 292 West Palm Beach, Florida (Address of principal executive offices)	33411 (Zip Code)

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

Of the 382,354,500 shares of voting stock of the registrant issued and outstanding as of December 31, 2011, 93,695,703 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 28, 2012: $1,911,711.

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

MEDICAL MAKEOVER CORPORATION OF AMERICA

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(a)  Business Development

Medical Makeover Corporation of America was incorporated on March 29, 1999 under the laws of the State of Delaware as Cactus New Media I, Inc.  Initially, we were a development stage company that was incorporated for the purpose of engaging in the business of Internet entertainment services and telecommunications. In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000 and effectuated a 100 for 1 reverse stock split of the Company’s common stock.  All dollar and share amounts have been adjusted to reflect this split.

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

On February 6, 2004, Gala Enterprises  Ltd., a Belize  corporation,  made a cash  payment  to the Company in the amount of ninety thousand dollars ($90,000) in exchange for 22,500,000 shares of the Company's  restricted Common Stock,  issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 144 promulgated thereunder. The purpose of this transaction was to effect a change of control to Gala Enterprises Ltd. The purpose of the cash payment was to provide sufficient funds for the Company to satisfy a portion of its outstanding  debts. As the date of this filing, the issuance represents 3.45% of the issued and outstanding  common stock of the Company.

Our principal place of business is 2101 Vista Parkway, Suite 292, West Palm Beach, Florida 33411, and our telephone number at that address is (561) 228-6148.

(b) Business of the Company

With the failure of the Company’s last two business plans, it has reverted to the development stage. Management is currently evaluating several opportunities.

Employees

As of December 31, 2011, the Company employed no full time and no part time employees.  None of the Company's employees are represented by labor unions.  We anticipate hiring additional employees over the next twelve months if we are successful in implementing  a new plan of operations.

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

ITEM 1A.	RISK FACTORS

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

At December 31, 2011, we had a working capital deficiency of approximately $318,569.  We will require significant cash during 2012, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of December 31, 2011. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.  As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are evaluating our internal control systems quarterly in order to allow our management to report on our internal controls, as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ended December 31, 2011.

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

The Company’s current executive offices are at 2101 Vista Parkway, Suite 292, West Palm Beach, Florida 33411.  The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder, consultant and current financial officer.  We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new business plan.

ITEM 3.	LEGAL PROCEEDINGS

The Company was a defendant in a civil action styled Glen v. Medical Makeover Corporation of America, et al, Case Number # 200594178H in the Circuit Court of the Fifteen Judicial Circuit in and for Palm Beach County, Florida. This action was settled in February 2011.

The Company was a defendant in a civil action brought against it by Wasserstrom and Associates, P.A. , Case Number 09-04228621 in the Circuit  Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The suit was for breach of contract and the Plaintiff was seeking damages of approximately $35,000 plus interest, costs and attorney fees. This action was settled in July 2011.

The Company is a named defendant in a civil action brought against it by Joel R. Weiner in the Court of Chancery of the State of Delaware, Case Number 7099-VCP.  The suit does not seek monetary damages but seeks to enforce a shareholder right to inspect Company books and records and related matters.  The Company has furnished certain books and records to date and is of the opinion it has satisfied the issues raised in the litigation to date.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information.  Our common stock, par  value $0.0001 per share (the "Common Stock") began trading on the OTC Bulletin Board market on June 30, 2004 under the symbol "MMAM". Prior thereto, our stock was traded on the Pink Sheets. Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common  Stock  on  the  OTC  Bulletin Board for each fiscal quarter for the two years ending December 31, 2011. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2011	High	Low
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Year 2010	High	Low
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street - Suite 403, Las Vegas, NV 89119.  Their phone number is (702) 361-3033.

(b)  Holders.  As of December 31, 2011, there were approximately forty-four (44) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend Policy.  We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plans.  We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2011.  We have not authorized any such plan for the fiscal year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(F)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

FOR THE YEAR ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Results of operations

For the twelve months ended December 31, 2011 and December 31, 2010, we had no significant operations.

Net Operating Revenues

There was no operating revenue for the twelve months ended December 31, 2011, and December 31, 2010 respectively.

Operating Expenses and Charges

The significant  operating expenses for the twelve months ended December 31, 2011 included $58,279 in general and administrative expenses; $71,433 in professional fees and $13,104 in interest expense. For the twelve months ended December 31, 2010, the significant expenses were $9,927 in general and administrative expenses, $20,056 in professional fees and $13,668 in interest expense.  The increase in general and administrative and professional fees is directly related to the settlement of two legal suits and the corresponding fees.

Financial Condition, Liquidity and Capital Resources

For the twelve months ended December 31, 2010 and 2011, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements

As of December 31, 2011, the Company had cash of $15,547. The Company's total assets increased from $16,781 as of December 31, 2010 to $16,797 at December 31, 2011. This increase is attributable to the draws on the line of credit and working capital used for operations of the Company. At December 31, 2011, total liabilities decreased from $475,465 to $335,366. This decrease is attributable to the draws on the line of credit and accounts payable converted to stock and settlement of a lawsuit removing a shareholder loan from the prior year. As of December 31, 2011, the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term line of credit and note payable. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale. In an attempt to improve our financial condition, on January 6, 2011, we authorized the issuance of 110,000,000 shares of our restricted common stock to S.C. Capital Investment Corp.  in exchange  for S.C. Capital Investment Corp, agreeing to cancel $110,000 in debt owed to it by the Company. As a result, the debt due S.C. Capital Investment Corp. was reduced from $236,000 to $210,646.  On January 6, 2011 the Company also authorized the issuance of 36,000,000 shares of Company common stock to PDL Consulting Group, issued pursuant to Rule 144 as compensation for administrative, bookkeeping, and other miscellaneous activities on behalf of the corporation during the calendar year 2011, with such holder having agreed to accept compensation payment in Rule 144 common stock of the Company, all in accordance with the terms hereof.

Business Plan and Strategy

As a direct result of the failure of the Company’s business plans it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a accumulated deficit of $1,666,464 and a working capital deficiency of $318,569 at December 31, 2011 and net losses from operations of $122,357  and $43,651, respectively, for the years ended December 31, 2011 and 2010.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 7A.	QUANTITATIVE AND QUALITIATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(F)(1) of SEC Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements have been examined to the extent indicated in their reports by Malcolm Pollard, Inc. for the year ended December 31, 2010 and by Hamilton P.C. for the year ended December 31, 2011 and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

On October 10, 2011, Malcolm L. Pollard, Inc. retired and resigned as the Company’s Independent Auditor.

During the Registrant's two most recent fiscal years and during any subsequent interim period prior to the October 10, 2011, resignation as the Company's independent auditors, there were no disagreements with Malcolm L. Pollard, Inc., with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-K.

Malcolm L. Pollard, Inc.’s audit opinion for the last two years contained an audit scope modification due to the Company’s uncertainty regarding its ability to continue as a going concern.

On November 8, 2011, the Company retained Hamilton, PC as the Company’s Independent Auditor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Medical Makeover Corporation of America
West Palm Beach, FL

We have audited the accompanying balance sheet of Medical Makeover Corporation of America as of December 31, 2010, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and  the results of its operations, changes in shareholders’ equity,  and its cash flows for year then ended, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
/s/ Malcolm L. Pollard, Inc.
Erie, Pennsylvania
March 29, 2011 except for the matter discussed in Note 4 to the financial statements for the Years Ended December 31, 2011 and December 31, 2011 which is April 13, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Medical Makeover Corporation of America
West Palm Beach, FL

We have audited the accompanying balance sheet of Medical Makeover Corporation of America as of December 31, 2011, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Medical Makeover Corporations of America as of December 31, 2010, were audited by other auditors.  Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2011.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Makeover Corporation of America as of December 31, 2011, and the result of its operations and its cash flows for periods then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the 2010 financial statements have been restated to correct a misstatement.

The accompanying financial statements have been prepared assuming that Medical Makeover Corporation of America will continue as a going concern. As discussed in Note 7 to the financial statements, Medical Makeover Corporation of America suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC
Denver, Colorado
April 13, 2012

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS AS OF DECEMBER 31,

	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,547	$2,781
Prepaid Expenses	1,250	14,000
Total Current Assets	16,797	16,781

PROPERTY AND EQUIPMENT, net	-	-
TOTAL ASSETS	$16,797	$16,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities	$210,646	$237,597
Line of credit and accrued interest	90,430	75,321
Stockholders loans and accrued interest	-0-	20,459
Note payable and accrued interest	34,290	142,088
Total Current Liabilities	$335,366	$475,465

LONG-TERM LIABILITIES

TOTAL LIABILITIES	$335,366	$475,465

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized -0-
and -0- shares issued and outstanding at December 31, 2011 and
December 31, 2010 (respectively)	-	-
Common stock, $.0001 par value;10,000,000,000 shares authorized 382,354,500 and 130,018,731 shares issued and outstanding at
December 31, 2011 and December 31, 2010 (respectively)	$38,235	$13,001
Additional Paid in Capital	1,309,660	1,072,422
Deficit Accumulated During Development Stage	(1,666,464)	(1,544,106)
TOTAL STOCKHOLDERS' EQUITY	$(318,569)	$(458,685)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$16,797	$16,781

See accompanying notes to the audited Condensed Financial Statements

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERTIONS FOR THE YEARS ENDED DECEMBER 31,

			March 29, 1999 (Inception) to December 31,
	2011	2010	2011

Revenue	$-	-	$44,414
Cost of Sales	-	-	$4,163
Gross Profit	-	-	40,251

Operating expenses:
Professional Fees	71,433	20,056	359,937
General and Administrative expenses	58,279	9,927	1,291,998

Total operating expenses	129,712	29,983	1,651,935
Income (loss) from operations	(129,712)	(29,983)	(1,611,684)
Other Income	20,459		20,459
Interest Expense	(13,104)	(13,668)	(75,239)
Income (loss) before income taxes	(122,357)	(43,651)	(1,666,464)
Provision for income taxes	-	-
Net income (loss)	(122,357)	(43,651)	(1,666,464)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	277,438,391	130,018,731

See accompanying notes to the audited Condensed Financial Statements

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010	March 29, 1999 (Inception) to December 31, 2011
Net loss	$(122,358)	$(43,651)	$(1,666,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	3,445
Stock Issued for Expenses	36,000		476,422
Decrease (Increase) in assets:
Prepaid expenses	12,750	(10,250)	(1,250)
Increase (Decrease) in liabilities:
Line of credit and accrued interest expense	15,109	13,668	67,782
Accounts payable and accrued expenses	(26,951)	-	210,656
Net Cash Used In Operating Activities	(85,450)	(40,233)	(909,418)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(20,671)
Net Cash( Used In) Provided by Investing Activities	-	-	(20,671)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	226,472	-	541,472
Decrease in notes payable	(107,798)		(107,798)
Proceeds from third party loans			489,732
Payments on stockholders' loan			(35,500)
Proceeds from stockholders' loan	-		78,189
Decrease in amounts due related party	(20,459)	41,250	(20,459)
Net Cash Provided by(Used In) Financing Activities	98,216	41,250	945,636
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,766	1,017	15,547
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,781	1,764	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,547	2,781	15,547
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
144 common stock issued to retire debt and accrued interest	$191,794
Income taxes paid during the period	$-	-	-

See accompanying notes to the audited Condensed Financial Statements

Medical Makeover Corporation of America

(A Development Stage Enterprise)

Statements of Change In Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	46,907,500	$4,691	$463,177	$(562,336)	$(94,468)

Shares issued for services	6,168,252	616	257,046	0	257,662
Net loss	0	0	0	(693,568)	(693,568)

BALANCE, December 31, 2005	53,075,752	5,307	720,223	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	0	16,500
Shares issued to settle debt and interest expense	13,055,800	1,306	231,299	0	232,605
Net loss	0	0	0	(69,104)	(69,104)

BALANCE, December 31, 2006	66,431,552	6,643	967,992	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	0	32,810
Net loss	0	0	0	(74,019)	(74,019)

BALANCE, December 31, 2007	78,725,963	7,872	999,573	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,226	3,487	53,664	0	57,151
Net loss	0	0	0	(66,563)	(66,563)
BALANCE, December 31, 2008	113,595,189	11,359	1,053,237	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,423,542	1,642	19,184	0	20,826
Net loss	0	0	0	(34,865)	(34,865)
BALANCE, December 31, 2009	130,018,731	13,001	1,072,421	(1,500,455)	(415,034)
Net loss	0	0	0	(43,651)	(43,651)
BALANCE, December 31, 2010	130,018,731	$13,001	$1,072,421	$(1,544,106)	$(458,685)
Shares issued to settle debt and interest expense	216,335,769	21,635	204,839	0	226,474
Shares issued for services	36,000,000	3,600	32,400		36,000
Net loss	0	0	0	(122,358)	(122,358)
ENDING BALANCE, December 31, 2011	382,354,500	$38,235	$1,309,660	$(1,666,464)	$(318,569)

See accompanying notes to the audited Condensed Financial Statements

Medical Makeover Corporation of America

(A Development Stage Enterprise)

Notes to Financial Statements
NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its condensed financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the condensed financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of condensed financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of year end or less to be cash equivalents.  Cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixtures	3 Years
Office equipment	3 Years

Medical Makeover Corporation of America

(A Development Stage Enterprise)

Notes to Financial Statements

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Asset retirement obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Medical Makeover Corporation of America

(A Development Stage Enterprise)

Notes to Financial Statements

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

We have adopted “Accounting for Uncertainty in Income Taxes”. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of ASC 740-10-25 had no effect on our condensed financial statements.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in West Palm Beach, Florida.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Medical Makeover Corporation of America

(A Development Stage Enterprise)

Notes to Financial Statements

Fair Value of Financial Instruments

The Company financial instruments consist primarily of cash, affiliate receivable, settlement receivable, accounts payable and accrued expenses and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The standard provides a consistent definition of fair value, which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based measurements.

The three-level hierarchy for fair value measurements is defined as follows:

	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;


Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

Medical Makeover Corporation of America

(A Development Stage Enterprise)

Notes to Financial Statements

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted.

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

●An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

●An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

●Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities.

ASU 2011-03 – Reconsideration of effective control for repurchase agreements

The amendments to ASC 860-10 included in ASU 2011-03, simplified the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance.

Currently under ASC 860-10-40-24 a transferor must meet four criteria to maintain effective control of securities transferred in a repo and to therefore account for the transfer as a secured borrowing rather than a sale. One of these criteria states that the transferor must be able to either repurchase or redeem the transferred securities on substantially the agreed terms, even if the transferee is in default. This criterion is satisfied only if the transferor has cash or collateral sufficient to fund substantially the entire cost of purchasing replacement securities.

The amendments in ASU 2011-03 remove this criterion and related implementation guidance from the Codification, thereby reducing the criteria that transferors must satisfy to qualify for secured borrowing accounting and, as a result, likely reducing the number of transfers accounted for as sales.

Medical Makeover Corporation of America

(A Development Stage Enterprise)

Notes to Financial Statements

The amendments to ASC 860-10, Transfers and Servicing, included in ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, are effective for both public and nonpublic entities prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities). Early adoption is not permitted.

ASU 2011-02 - FASB amends creditor troubled debt restructuring guidance

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011.

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after June 15, 2011.

When providing the new disclosures under ASU 2010-20, public entities would be required to retrospectively apply the clarified guidance on what constitutes a troubled debt restructuring to restructurings occurring on or after the beginning of the year in which the proposed clarified guidance is adopted.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.0001 per share, which may be divided into series and with the preferences, limitations and relative rights determined by the Board of Directors. At December 31, 2011, no preferred stock shares were issued and outstanding. In October 2003, the Company amended its certificate of organization to increase the authorized shares of common stock to 10,000,000,000 with a par value of $0.0001, and effectuated a 100 for 1 reverse stock split of the Company’s common stock.

In 2011 the Company issued 6,335,769 shares of restricted common stock to retire convertible debt and accrued interest totaling $16,473, or $0.003 per share.

On January 6, 2011, the Company authorized the issuance of 110,000,000 shares of our restricted common stock to S.C. Capital Investment Corp. in exchange for S.C. Capital Investment Corp, agreeing to cancel $110,000 in debt owed to it by the Company. As a result, the debt due S.C. Capital Investment Corp. was reduced from $236,000 to $210,646.

In addition the Company also authorized 100,000,000 shares of common stock to retire $100,000 of debt owed for note payable also issued were 36,000,000 shares of common stock for services received valued at $36,000.

Medical Makeover Corporation of America

(A Development Stage Enterprise)

Notes to Financial Statements

NOTE 4 – PRIOR PERIOD ADJUSTMENTS AND RESTATEMENT OF CASH, PREPAID EXPENSES, NOTE PAYABLE AND COMMON STOCK

The previously issued financial statements for 2010 have been restated.  Prepaid expenses and a stock issuance for the conversion of debt were not reflected in the appropriate period financial statements as required by GAAP.  The effect of the correction is as follows:

	As Previously Stated	As Corrected
Cash	$16,781	$2,781
Prepaid Expenses	$-	$14,000

Note Payable and Accrued
Interest	$125,615	$142,088
Total Current Liabilities	$458,992	$475,465
Total Liabilities	$458,992	$475,465

Common Stock	$13,635	$13,001
Additional Paid-in-Capital	$1,088,260	$1,072,422
Total Stockholders’ Equity	$(422,211)	$(458,685)

Net Income (Loss)
Per Share:	$(.01)	$-

Number of Weighted Average Shares Outstanding	136,354,500	130,018,731

NOTE 5 – INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately 1,667,000 expiring in various years from 2019 through 2030.  Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at December 31, 2011 is 100%.

NOTE 6 – RELATED PARTIES

a) Office lease:  The Company formerly leased its office facility from a company related by virtue of common ownership. Total rent expense to related parties amounted to $0 for the year ended December 31, 2011 and 2010.

b) Related party notes payable:  In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company’s two officers. These notes carried an interest rate of 15%. One matured on December 1, 2004, which terms were modified on January 21, 2005, to a) $10,000 payment at signing, b) the execution of a promissory note in the amount $47,750, with an interest rate of 15%, payable monthly for 12 months, c) 6,100,000 shares of the Company are contributed back to the Company and d) the Company issues 89,413 additional shares of restricted common stock earned under the original employment agreement, and the other has been converted to monthly payments over 12 months beginning in November 2004. Payments amounting to $35,500 were made on these notes in the first half-year of 2005. In 2008 the Company issued 15,000,000 shares of restricted common stock to settle $26,222 of these notes payable.  In the civil action styled Glen v. Medical Makeover Corporation of America, et al, Case Number # 200594178H in the Circuit Court of the Fifteen Judicial Circuit in and for Palm Beach County, Florida, a settlement was reached whereby the former officers and the Company released each other from any and all claims, including the amount previously owed under the stockholder loan.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,667,000 accumulated from March 29, 1999 (Inception) through December 31, 2011.

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

NOTE 8 – SHORT TERM CONVERTIBLE DEBT

Effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2013, with a principal maximum draw of $100,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company’s books. In 2011 the Company drew $86,000 on this line and accrued $4,430 in interest payable.

NOTE 9 – NOTE PAYABLE

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005 in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate.

In June 2005, the Company received a $250,000 convertible loan from a third party.  This loan is in default and carries an 8% interest rate. In 2006 the Company issued 13,205,800 shares of restricted common stock to retire convertible debt and accrued interest totaling $232,605, or $0.02 per share. In 2007 the Company issued 12,294,411 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share. In 2008 the Company issued 19,869,229 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,919, or $0.001 per share. In 2009 the Company issued 16,424,542 shares of restricted common stock to retire convertible debt and accrued interest totaling $20,826, or $0.0013 per share. In 2011 the Company issued 106,335,769 shares of restricted common stock to retire convertible debt and accrued interest totaling $116,473, or $0.001 per share. At December 31, 2011, the remaining balance on this note is $34,290 with $-0- in accrued interest.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 10, 2011, Malcolm L. Pollard, Inc. retired and resigned as the Company’s Independent Auditor.

During the Registrant's two most recent fiscal years and during any subsequent interim period prior to the October 10, 2011, resignation as the Company's independent auditors, there were no disagreements with Malcolm L. Pollard, Inc., with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-K.

Malcolm L. Pollard, Inc.’s audit opinion for the last two years contained an audit scope modification due to the Company’s uncertainty regarding its ability to continue as a going concern.

On November 8, 2011, the Company retained Hamilton, PC as the Company’s Independent Auditor.

ITEM 9A.	CONTROLS PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting

(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Jason Smart	32	President, Chief Executive Officer, Chairman
Ramon Pagan	35	Secretary, Chief Financial Officer

Business Experience

Jason Smart, born March 30, 1980, owns and operates Strategic Consultants, Inc., a market research  company, based in Ontario Canada. Mr. Smart has owned and operated this company since early 2000.  Through Mr. Smart, Strategic Consultants, Inc., provides advertising assessment studies for companies and products. The studies include focus on product and service awareness and satisfaction, competitive analysis of product and services, consumer analysis of product and services, specific customer satisfaction, imaging and positioning of products and services, pricing analysis of product and services and service quality and product/service development, as well as real estate projections.

Ramon Pagan, age 35, has educational and practical experience in bookkeeping and accounting related matters.  Mr. Pagan has studied accounting at Florida Atlantic University and is pursuing becoming a Certified Public Accountant (CPA).  Prior to accepting this position, he served as a Principal and Sole Officer and Director of National Business Investors, Inc., a lender to the Company.  He has held other positions for various periods of time in the private sector doing internal auditing and related activities.  In February 2009 he became the Sole Principal of Ponce De Leon Consulting Group, Inc. and continued his accounting related work on behalf of that entity.

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

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2011 and 2010 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

LONG TERM COMPENSATION

		ANNUAL COMPENSATION			AWARDS	PAYOUTS
NAME AND POSITION	YEAR	SALARY BONUS COMPENSATION	OTHER ANNUAL	RESTRICTED STOCK AWARDS OPTIONS/SARS	SECURITIE SUNDERLYING	LTIP PAYOUTS	ALL

Jason Smart	2011		0

	2010		0

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2011, or the period ending on the date of this Report.

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

ITEM 12.	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name	Direct Ownership	Indirect Ownership	Percent of Class
Common	Ponce de Leon Consulting Group, Inc.(1)	36,000,000	-0-	9.42%

Common	SC Capital Investment Corp. (2)	210,000,000	-0-	54.92%

Common	Jason Smart (3)	-0-	-0-	0%
Common	Gala Enterprises Ltd. (4)	13,198,700	-0-	3.45%

Common	All officers and directors (2 persons) as a group(1)	36,000,000	-0-	9.42%

(1)
Ramon Pagan is our Secretary and Chief Financial Officer and is the sole officer and shareholder of Ponce De Leon Consulting Group, Inc. and therefore may be deemed the beneficial owner of all its shares in that company.

(2)	Dale Trujeque is the sole officer and shareholder of SC Capital Investment Corp., and therefore may be deemed the beneficial owner of all its shares in the Company.

(3) (4)
Jason Smart is our Chief Executive Officer and sole director and owns no shares of the Company’s common stock.  It was previously reported correctly in our shareholders’ table that he owned no stock in the company, but that he had the ability to control the Company. That statement was in error and this confirms that Mr. Smart owns no stock in the Company either directly, indirectly or beneficially.

Petrie DuRand is the sole officer and director of Gala Enterprises Ltd., and therefore may be deemed the beneficial owner of all its shares in the Company.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Based on a percentage of the total of 382,354,500 shares outstanding.
---------------------------------------------------------------------------------------------------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2011.  As of December 31, 2011, there were 382,354,500 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (I) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:  None.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2011	$8,000	none	none	none
2011	$8,000	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2011, with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission.

On October 10, 2011, Malcolm L. Pollard, Inc. retired and resigned as the Company’s Independent Auditor.

During the Registrant's two most recent fiscal years and during any subsequent interim period prior to the October 10, 2011, resignation as the Company's independent auditors, there were no disagreements with Malcolm L. Pollard, Inc., with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-K.

Malcolm L. Pollard, In.’s audit opinion for the last two years contained an dit scope modification due to the Company’s uncertainty regarding its ability to continue as a going concern.

On November 8, 2011, the Company retained Hamilton, PC as the Company’s Independent Auditor.

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

2.3	Share Exchange Agreement, dated February 28, 2005, by and among the Company, Aventura and Garden of Eden Skin Care, Inc. and the shareholders of Eden.(5)

2.4	Share Exchange Agreement, dated March 31, 2005, by and among the Company, Aventura and R&I and the shareholders of R&I.(7)

2.5	Share Exchange Agreement, dated April 12, 2005, by and among the Company, Aventura and Aventura Electrolysis and Skin Care Center, Inc.(“Laser”), and the shareholders of Laser.(8)

3(i).3	Articles of Incorporation of Garden of Eden Skin Care, Inc.(5)

3(ii).2	Bylaws of Garden of Eden Skin Care, Inc.(5)

10.1	Lease entered into with Turnberry Associates (1)

10.2	Employment agreement between Medical Makeover Corporation of America and Dr. Leonard I. Weinstein (1)

10.3	Employment agreement between Medical Makeover Corporation of America and Walter E. Birch (1)

10.4	Separation Agreement and Mutual Release between the Company and Dr. Weinstein (4)

10.5	Employment Agreement between the Company and Randy Baker (4)

10.6	Employment Agreement between the Company and Dr. Harry Glenn(4)

10.7	Employment Agreement between the Company and Ana Maria Wech.(5)

10.8	Resignation Letter of Dr. Harry Glenn.(6)

10.9	Employment Agreement between Aventura and Mr. Cohen.(7)

10.10	Employment Agreement between Aventura and Judith Kornik (8)

10.11	Sample Consulting Agreement with Doctors (9)

14.1	Code of Conduct (9)

16.1	Letter from Baum & Company, P.A. . to the Securities and Exchange Commission.(2)

16.2	Letter from Kaufman Rossin & Co. to the Securities and Exchange Commission.(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

-------------------------------------------------

1.	Filed as an exhibit to the 10QSB/A on 05/25/2004.
2.	Filed as an exhibit to the 8-K on 05/12/2004.
3.	Filed as an exhibit to the 8-K/A on 01/14/2005.
4.	Filed as an exhibit to the 8-K on 01/26/2005
5.	Filed as an exhibit to the 8-K on 03/04/2005
6.	Filed as an exhibit to the 8-K on 03/18/2005
7.	Filed as an exhibit to the 8-K on 04/06/2005
8.	Filed as an exhibit to the 8-K on 04/18/2005
9.	Filed as an exhibit to the 10-KSB on 04/20/2005
*       Filed herewith

(b) Reports on Form 8-K
During the last quarter of the fiscal year ended December 31, 2011, we filed the following report on Form 8-K:

January 13, 2011 for October 15, 2011 - change in the Company’s Independent Accountant

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: April 16, 2012	Medical Makeover Corporation of America
(Registrant)

	By:	/s/ Jason Smart
Jason Smart, President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason Smart	President & Chairman	April 16, 2012
Jason Smart