Form 10-Q
period 2012-03-31
MEDICAL MAKEOVER CORP OF AMERICA
filed 2012-05-14
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

MEDICAL MAKEOVER CORPORATION OF AMERICA
---------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	000-11596	65-0907798
(State or other jurisdictionof incorporation)	(Commissionfile number)	(IRS Employer Identification No.)

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

As of May 14, 2012, there were approximately 382,354,500 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

INDEX

             PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2	Management's Discussion and Analysis or Plan of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A.	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Mine Safety Disclosures

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,414	$15,547
Prepaid expenses	1,250	1,250
Total Current Assets	2,664	16,797

PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS

TOTAL ASSETS	$2,664	$16,797

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Liabilities	210,646	210,646
Line of credit and accrued interest	113,695	90,430
Stockholders loans and accrued interest	-	-
Note payable and accrued interest	$34,974	$34,290
Total Current Liabilities	359,315	335,366

LONG-TERM LIABILITIES

TOTAL LIABILITIES	359,315	335,366

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized -0-
and -0- shares issued and outstanding at March 31, 2012 and
December 31, 2011 (respectively)	-	-
Common stock, $.0001 par value; 10,000,000,000 shares authorized 382,354,500
shares issued and outstanding at March 31, 2012 and December 31, 2011	38,235	38,235
Additional Paid in Capital	1,309,660	1,309,660
Deficit Accumulated During Development Stage	(1,704,546)	(1,666,464)
TOTAL STOCKHOLDERS' EQUITY	(356,651)	(318,569)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$2,664	$16,797

See accompanying notes to the unaudited Condensed Financial Statements

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)
			March 29, 1999
	Three Months Ended	Three Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenue	-	-	$44,414
Cost of Sales	-	-	$4,163
Gross Profit	-	-	40,251

Operating expenses:
Professional Fees	28,725	20,046	388,662
General and Administrative expenses	6,408	52,415	1,298,406

Total operating expenses	35,133	72,461	1,687,068

Income (loss) from operations	(35,133)	(72,461)	(1,646,817)

Other Income			20,458
Interest Expense	(2,949)	(2,518)	(78,187)
Income (loss) before income taxes	(38,082)	(74,979)	(1,704,546)
Provision for income taxes
Net income (loss)	(38,082)	(74,979)	(1,704,546)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	382,354,500	272,621,167

See accompanying notes to the unaudited Condensed Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED
(UNAUDITED)
			From March 29, 1999 (Inception) to

	March 31, 2012	March 31, 2011	to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(38,082)	$(74,979)	$(1,704,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	36,000	476,422
Depreciation	-	-	3,436
Stock Issued for Compensation			-
Decrease (Increase) in assets:
Prepaid expenses	-	14,000	(1,250)
Increase (Decrease) in liabilities:
Accrued interest expense	2,949	2,518	70,731
Accounts payable and accrued expenses	-	-	210,656
Net Cash Used In Operating Activities	(35,133)	(22,461)	(944,551)
Cash Flows from Investing Activities
Notes Receivable		-
Purchase of Fixed Assets	-	-	(20,671)
Net Cash( Used In) Provided by Investing Activities	-	-	(20,671)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	541,472
Proceeds from bank overdraft		4,680	-
Payments on stockholders' loan	(5,000)		(40,500)
Proceeds from stockholders' loan	26,000		104,189
Proceeds from third party notes payable		15,000	489,732
Decrease in amounts due related party	-	-	(20,459)
Decrease in notes payable	-	-	(107,798)
Net Cash Provided by(Used In) Financing Activities	21,000	19,680	966,636

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,133)	(2,781)	1,414
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,547	2,781	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,414	$-	1,414
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for reduction in LOC payable, accrued interest, and accounts payable	-	110,000,000	110,000,000
Income taxes paid during the period	$-	$-	-

See accompanying notes to the unaudited Condensed Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During The	Total
	Number of	Common	Paid-In	Development	Stockholders'
	Shares	Stock	Capital	Stage	Equity
BEGINNING BALANCE, January 1, 2005	46,907,500	$4,691	$463,177	$(562,336)	$(94,468)

Shares issued for services	6,168,252	616	257,046	-	257,662
Net loss				(693,568)	(693,568)

BALANCE, December 31, 2005	53,075,752	5,307	720,223	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	-	16,500
Shares issued to settle debt and interest expense	13,055,800	1,306	231,299	-	232,605
Net loss				(69,104)	(69,104)

BALANCE, December 31, 2006	66,431,552	6,643	967,992	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	-	32,810

Net loss				(74,019)	(74,019)

BALANCE, December 31, 2007	78,725,963	7,872	999,573	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,226	3,487	53,664	-	57,151
Net loss				(66,563)	(66,563)
BALANCE, December 31, 2008	113,595,189	11,359	1,053,237	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,423,542	1,642	19,184	-	20,826
Net loss				(34,865)	(34,865)
BALANCE, December 31, 2009	130,018,731	13,001	1,072,421	(1,500,455)	(415,034)
Net loss				(43,651)	(43,651)
BALANCE, December 31, 2010	130,018,731	13,001	1,072,421	(1,544,106)	(458,685)
Shares issued to settle debt and interest expense	216,335,769	21,635	204,839	-	226,474
Shares issued to settle debt and interest expense	216,335,769	21,635	204,839	-	226,474
Shares issued for services	36,000,000	3,600	32,400		36,000
Net loss	-	-	-	(122,358)	(122,358)
BALANCE, December 31, 2011	382,354,500	38,235	1,309,660	(1,666,464)	(318,569)
Net loss	-	-	-	(38,082)	(38,082)
ENDING BALANCE, March 31, 2012	382,354,500	$38,235	$1,309,660	$(1,704,546)	$(356,651)

See accompanying notes to the unaudited Condensed Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the 3 months ended March 31, 2012 and 2011 is unaudited)

Note 1: Nature of Business

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its condensed financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial position and results of operations have been included. Significant accounting policies are as follows:

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

The three-level hierarchy for fair value measurements is defined as follows:

☐	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

☐
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

☐	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

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

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

• The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

• An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

• An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

• Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

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

NOTE 3- Stockholders' Equity (Deficit)

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

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Notes to Financial Statements

Note 4- Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately 1,705,000 expiring in various years from 2019 through 2030.  Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at March 31, 2012 is 100%.

Note 5- Related Parties

a) Office lease:  The Company formerly leased its office facility from a company related by virtue of common ownership. Total rent expense to related parties amounted to $0 for the three months ended March 31, 2011 and 2012.

b) Related party notes payable:  In the second quarter 2004, the Company was loaned $50,000, ($25,000 each), by the Company’s two officers. These notes carried an interest rate of  15%. One matured on December 1, 2004, which terms were modified on January 21, 2005, to a) $10,000 payment at signing, b) the execution of a promissory note in the amount $47,750, with an interest rate of 15%, payable monthly for 12 months, c) 6,100,000 shares of the Company are contributed back to the Company and d) the Company issues 89,413 additional shares of restricted common stock earned under the original employment agreement, and the other has been converted to monthly payments over 12 months beginning in November 2004. Payments amounting to $35,500 were made on these notes in the first half-year of 2005. In 2008 the Company issued 15,000,000 shares of restricted common stock to settle $26,222 of these notes payable. In the civil action titled Glen v. Medical Makeover Corporation of America, et al, Case Number # 200594178H in the Circuit Court of the Fifteen Judicial Circuit in and for Palm Beach County, Florida, a settlement was reached on February 9, 2011, whereby the former officers and the Company released each other from any and all claims, including the amount previously owed under the stockholder loan.

Note 6- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,705,000 accumulated from March 29, 1999 (Inception) through March 31, 2012.

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

Note 7 - Short-term convertible debt

Effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2014, with a principal maximum draw of $250,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company’s books. In 2012 the Company drew $26,000 on this line and accrued $2,949 in interest payable.

Note 8 - Note payable

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005 in cash as a short-term loan. This loan matures in six months and carries a 10% interest rate.

In June 2005, the Company received a $250,000 convertible loan from a third party.  This loan is in default and carries an 8% interest rate. In 2006 the Company issued 13,205,800 shares of restricted common stock to retire convertible debt and accrued interest totaling $232,605, or $0.02 per share. In 2007 the Company issued 12,294,411 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share. In 2008 the Company issued 19,869,229 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,919, or $0.001 per share. In 2009 the Company issued 16,424,542 shares of restricted common stock to retire convertible debt and accrued interest totaling $20,826, or $0.0013 per share. In 2011 the Company issued 106,335,769 shares of restricted common stock to retire convertible debt and accrued interest totaling $116,473, or $.003 per share. At December 31, 2011 and March 31, 2012, the remaining balance on this note is $34,290 with $-0- in accrued interest as of December 31, 2011 and $684 as of March 31, 2012.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The Company is a development stage company and has not yet generated or realized any revenues from business operations.  The Company's business strategy changed in the third quarter 2007 to seeking potential merger candidates.  The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2011. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following  discussion and analysis  should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended March 31, 2012 to the Quarter Ended March 31, 2011

Revenues
The Company did not generate any revenues from operations for the three months ended March 31, 2012 or 2011. Accordingly, comparisons with prior periods are not meaningful.  The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses decreased $37,328 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, from $72,461 to $35,133. This decrease is a result of the issuance of common shares for $36,000 of G&A expenses provided the Company, lawsuit settlement cost and increase in professional fees incurred during the three months ended March 31, 2011.

Interest Expense

Interest expense for the three months ended March 31, 2012 and 2011 was $2,949 and $2,518, respectively.

Net Income/Loss

Net loss decreased by $36,897 from a net loss of $74,979 for the three months ended March 31, 2011 to a net loss of $38,082 for the three months ended March 31, 2012. The increase in net operating loss is due to the issuance of common shares for $36,000 of G&A expenses provided the Company, lawsuit settlement cost and increase in professional fees incurred.

At March 31, 2012, our accumulated deficit was $1,704,456.

Assets and Liabilities

Our total assets were $2,664 at March 31, 2012.

Total Current Liabilities are $359,315 at March 31, 2012.  Our note payable and line of credit total $148,669.

Financial Condition, Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $1,414. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of March 31, 2012, we had a working capital deficit of $356,651. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's plan of operation through December 31, 2012 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2012 and 2011.

Going Concern

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

PART II
OTHER INFORMATION

Item 1   Legal Proceedings

In the civil action titled Glen v. Medical Makeover Corporation of America, et al, Case Number # 200594178H in the Circuit Court of the Fifteen Judicial Circuit in and for Palm Beach County, Florida, a settlement was reached on February 9, 2011,  whereby the former officers and the Company released each other from any and all claims, including the amount previously owed under the stockholder loan.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3   Defaults Upon Senior Securities

None

Item 4   Mine Safety Disclosures

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*    Filed herewith.

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Makeover Corporation of America

By:      /s/ Jason Smart
---------------------------
Jason Smart
Chief Executive Officer,
President and Chairman of the Board
Date: May 11, 2012