Form 10-K/A
period 2012-06-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2012-08-08
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A-1

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

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

MEDICAL MAKEOVER CORPORATION OF AMERICA

TABLE OF CONTENTS

Item 8.	Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits, Financial Statements Schedules	2

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

1

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
Erie, Pennsylvania
March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Medical Makeover Corporation of America
West Palm Beach, FL

We have audited the accompanying balance sheet of Medical Makeover Corporation of America as of December 31, 2011, and the related statements of income, retained earnings, and cash flows for the year then ended. We also audited the adjustments described in Note 4 that were applied to restate the 2010 financial statements to correct a misstatement. In our opinion, such adjustments are appropriate and have been properly applied. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Medical Makeover Corporation of America as of December 31, 2010, were audited by other auditors.  Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2011.

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

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●	The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

●	An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

●
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

●
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

2

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

3

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: August 7, 2012	Medical Makeover Corporation of America
(Registrant)

	By:	/s/ Ramon Pagan
Ramon Pagan, President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ramon Pagan	President & Chairman	August 7, 2012
Ramon Pagan

4