Form 10-Q
period 2012-09-30
MEDICAL MAKEOVER CORP OF AMERICA
filed 2012-11-20
CIK 1083944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

 (Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 10, 2012, there were approximately 38,860 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

INDEX

PART I. - FINANCIAL INFORMATION

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,708	$15,547
Prepaid expenses	1,250	1,250
Total Current Assets	6,958	16,797

PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS

TOTAL ASSETS	$6,958	$16,797

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Liabilities	$210,646	$210,646
Line of credit and accrued interest	175,800	90,430
Stockholders loans and accrued interest	-	-
Note payable and accrued interest	36,342	$34,290
Total Current Liabilities	422,788	335,366

LONG-TERM LIABILITIES

TOTAL LIABILITIES	422,788	335,366

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized -0- and -0- shares issued and outstanding at September 30, 2012 and December 31, 2011 (respectively)	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized 38,235 shares issued and outstanding at September 30, 2012 and 382,354,500 shares at December 31, 2011	4	38,235
Additional Paid in Capital	1,347,891	1,309,660
Deficit Accumulated During Development Stage	(1,763,725)	(1,666,464)
TOTAL STOCKHOLDERS' EQUITY	(415,830)	(318,569)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$6,958	$16,797

See accompanying notes to the unaudited Condensed Financial Statements

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	March 29, 1999 (Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenue	-	-	-	-	$44,414
Cost of Sales	-	-	-	-	$4,163
Gross Profit	-	-	-	-	40,251

Operating expenses:
Professional Fees	15,718	17,375	76,613	51,008	436,550
General and Administrative expenses	3,320	3,822	9,224	57,495	1,301,222

Total operating expenses	19,038	21,197	85,837	108,503	1,737,772

Income (loss) from operations	(19,038)	(21,197)	(85,837)	(108,503)	(1,697,521)

Other Income					20,458
Interest Expense	(4,596)	(3,464)	(11,424)	(9,038)	(86,662)
Income (loss) before income taxes	(23,634)	(24,661)	(97,261)	(117,541)	(1,763,725)
Provision for income taxes
Net income (loss)	(23,634)	(24,661)	(97,261)	(117,541)	(1,763,725)
Basic and diluted income (loss) per share	$(0.62)	$(0.87)	$(2.54)	$(4.24)
Weighted average number of shares outstanding (post split)	38,235	28,235	38,235	27,751

See accompanying notes to the unaudited Condensed  Financial Statements

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED
(UNAUDITED)

			From March 29, 1999 (Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(97,261)	$(117,541)	$(1,763,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	36,000	476,422
Depreciation	-	-	3,436
Stock Issued for Compensation			-
Decrease (Increase) in assets:
Prepaid expenses	-	12,750	(1,250)
Increase (Decrease) in liabilities:
Accrued interest expense	11,423	9,038	79,205
Accounts payable and accrued expenses	-	-	210,656
Net Cash Used In Operating Activities	(85,838)	(59,753)	(995,256)
Cash Flows from Investing Activities
Notes Receivable		-
Purchase of Fixed Assets	-	-	(20,671)
Net Cash( Used In) Provided by Investing Activities	-	-	(20,671)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	541,472
Proceeds from bank overdraft	-		-
Payments on stockholders' loan	(5,000)		(40,500)
Proceeds from stockholders' loan	81,000		159,189
Proceeds from third party notes payable		-	489,732
Decrease in amounts due related party	-	(10,000)	(20,459)
Decrease in notes payable	-	71,000	(107,798)
Net Cash Provided by(Used In) Financing Activities	76,000	61,000	1,021,636

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,838)	1,247	5,709
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,547	2,781	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,709	$4,028	5,709
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for reduction in LOC payable, accrued interest, and accounts payable	-	110,000,000	110,000,000
Income taxes paid during the period	$-	$-	-

See accompanying notes to the unaudited Condensed  Financial Statements

MEDICAL MAKEOVER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During The	Total
	Number of	Common	Paid-In	Development	Stockholders'
	Shares	Stock	Capital	Stage	Equity
BEGINNING BALANCE, January 1, 2005	46,907,500	$4,691	$463,177	($562,336)	($94,468)

Shares issued for services	6,168,252	616	257,046	-	257,662
Net loss				(693,568)	(693,568)

BALANCE, December 31, 2005	53,075,752	5,307	720,223	(1,255,904)	(530,374)
Shares issued for services	300,000	30	16,470	-	16,500
Shares issued to settle debt and interest expense	13,055,800	1,306	231,299	-	232,605
Net loss				(69,104)	(69,104)

BALANCE, December 31, 2006	66,431,552	6,643	967,992	(1,325,008)	(350,373)
Shares issued to settle debt and interest expense	12,294,411	1,229	31,581	-	32,810

Net loss				(74,019)	(74,019)

BALANCE, December 31, 2007	78,725,963	7,872	999,573	(1,399,027)	(391,582)
Shares issued to settle debt and interest expense	34,869,226	3,487	53,664	-	57,151
Net loss				(66,563)	(66,563)
BALANCE, December 31, 2008	113,595,189	11,359	1,053,237	(1,465,590)	(400,994)
Shares issued to settle debt and interest expense	16,423,542	1,642	19,184	-	20,826
Net loss				(34,865)	(34,865)
BALANCE, December 31, 2009	130,018,731	13,001	1,072,421	(1,500,455)	(415,034)
Net loss				(43,651)	(43,651)
BALANCE, December 31, 2010	130,018,731	13,001	1,072,421	(1,544,106)	(458,685)
Shares issued to settle debt and interest expense	216,335,769	21,635	204,839	-	226,474
Shares issued for services	36,000,000	3,600	32,400		36,000
Net loss	-	-	-	(122,358)	(122,358)
BALANCE, December 31, 2011	382,354,500	38,235	1,309,660	(1,666,464)	(318,569)
Stock split 10,000 to 1	(382,315,640)	(38,231)	38,231		-
Net loss	-	-	-	(97,261)	(97,261)
ENDING BALANCE, September 30, 2012	38,860	$4	$1,347,891	$(1,763,725)	$(415,830)

See accompanying notes to the unaudited Condensed Financial Statements

Medical Makeover Corporation of America
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the nine months ended September 30, 2012 and 2011 is unaudited)

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

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending September 30, 2012 for calendar-year entities). Early adoption is not permitted for public entities.

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

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after September 15, 2011.

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

Medical Makeover Corporation of America
(A Development Stage Enterprise)
Notes to Financial Statements

In July 2012 the Company transacted a stock split. The split consisted of the issuance of 1 share of stock for every 10,000 shares held by stockholder. In additional the Company has revised its authorized shares to 500 million. As of September 30, 2012 the Company had 38,860 shares issued and outstanding. No preferred shares are outstanding.

Note 4- Income Taxes

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry- forwards for income tax purposes of approximately 1,760,000 expiring in various years from 2019 through 2030.  Due to the change in ownership in February 2004, the prior years net operating loss carry-forwards are subject to substantial restrictions and may only be utilized to offset approximately $7,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets over the next several years,  and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance. The valuation allowance at September 30, 2012 is 100%.

Note 5- Related Parties

a) Office lease:  The Company formerly leased its office facility from a company related by virtue of common ownership. Total rent expense to related parties amounted to $0 for the three months ended September 30, 2011 and 2012.

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

Note 6- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of approximately $1,760,000 accumulated from March 29, 1999 (Inception) through September 30, 2012.

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

Note 7 - Short-term convertible debt

Effective in January 2009, the Company entered into a convertible line of credit with a third-party lender. This line of credit matures on December 31, 2014, with a principal maximum draw of $250,000 and carries a 10% interest rate and is convertible into common stock of the Company at a rate to be negotiated between the Company and the lender, but is expected to be pari passu with the long term debt remaining on the Company’s books. In 2012 the Company drew $55,000 on this line and accrued $13,790 in interest payable. Current balance as of September 30, 2012 is $210,646 including accrued interest.

Note 8 - Note payable

In December 2004, the Company received $20,000 and $115,000 in the first quarter 2005 in cash as a short-term loan. This loan matures in nine months and carries a 10% interest rate.=

In September 2005, the Company received a $250,000 convertible loan from a third party.  This loan is in default and carries an 8% interest rate. In 2006 the Company issued 13,205,800 shares of restricted common stock to retire convertible debt and accrued interest totaling $232,605, or $0.02 per share. In 2007 the Company issued 12,294,411 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,810, or $0.001 per share. In 2008 the Company issued 19,869,229 shares of restricted common stock to retire convertible debt and accrued interest totaling $32,919, or $0.001 per share. In 2009 the Company issued 16,424,542 shares of restricted common stock to retire convertible debt and accrued interest totaling $20,826, or $0.0013 per share. In 2011 the Company issued 106,335,769 shares of restricted common stock to retire convertible debt and accrued interest totaling $116,473, or $.003 per share. At December 31, 2011 and September 30, 2012, the remaining balance on this note is $34,290 with $-0- in accrued interest as of December 31, 2011 and $36.342 and $2,048 in accrued interest as of September 30, 2012.

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

Comparison of Operating Results for the Quarter Ended September 30, 2012 to the Quarter Ended September 30, 2011

Revenues

The Company did not generate any revenues from operations for the three months ended September 30, 2012 or 2011. Accordingly, comparisons with prior periods are not meaningful.  The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses decreased $2,159 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, from $21,197 to $19,038. This decrease is a result of the decrease in professional fees incurred during the three months ended September 30, 2012.

Operating expenses decreased $22,666 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, from 108,503 to $85,837. This decrease is a result of the issuance of common shares for $36,000 of G&A expenses provided the Company, lawsuit settlement cost and increase in professional fees incurred during the three months ended September 30, 2011.

Net Income/Loss

Net loss decreased by $1,027 from a net loss of $24,661 for the three months ended September 30, 2011 to a net loss of $23,634 for the three months ended September 30, 2012. The decrease in net operating loss is due to an decrease in professional fees incurred.

Net loss decreased by $20,280 from a net loss of $117,541 for the nine months ended September 30, 2011 to a net loss of $97,261 for the three months ended September 30, 2012. The increase in net operating loss is due to the issuance of common shares for $36,000 of G&A expenses provided the Company, lawsuit settlement cost and increase in professional fees incurred.

At September 30, 2012, our accumulated deficit was $1,763,725.

Assets and Liabilities

Our total assets were $6,958 at September 30, 2012.

Total Current Liabilities are $422,788 at September 30, 2012.  Our note payable and line of credit total $212,142.

Financial Condition, Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $5,708. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations.

As of September 30, 2012, we had a working capital deficit of $415,830. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share:  Basic loss per share excludes  dilution and is computed by dividing the loss  attributable to common  shareholders by the  weighted-average number of common  shares  outstanding  for the  period.  Diluted  loss per share reflects  the  potential  dilution  that  could  occur  if  securities  or other contracts to issue common stock were exercised or converted into common stock or resulted  in the  issuance of common  stock that  shared in the  earnings of the Company.  Diluted loss per share is computed by dividing  the loss  available to common  shareholders by the weighted average number of common shares outstanding for  the  period  and  dilutive   potential  common  shares  outstanding  unless consideration  of  such  dilutive   potential  common  shares  would  result  in anti-dilution.  Common stock  equivalents were not considered in the calculation of diluted loss per share as their effect would have been  anti-dilutive for the periods ended September 30, 2012 and 2011.

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

Date: November 15, 2012

*    Ramon Pagan  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.